Form 10-Q
period 1996-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1996-05-15
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to
                                             --------------     ----------------
                        Commission file number 1-13516

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        36-3973627
    ----------------------------                            --------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                               3350 North Kedzie
                          Chicago, Illinois 60618-5722
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 478-2323
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
               if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           -----     ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 13, 1996 was 6,551,325 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                         Page (s)
- - ----------------------------                                          --------

   Item 1. Financial Statements

         Consolidated Balance Sheets
                 March 31, 1996 (Unaudited) and December 31, 1995        3

         Consolidated Statement of Operations
                 (Unaudited) - for the three months ended
                 March 31, 1996 and 1995                                 4

         Consolidated Statement of Cash Flows
                 (Unaudited) - for the three months ended
                 March 31, 1996 and 1995                                 5

         Notes to Condensed Financial Statements (Unaudited)             6 -7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            8 - 10



PART II.  OTHER INFORMATION
- - ----------------------------

   Item 6 - Exhibits and Reports on Form 8-K                             11

   Signatures                                                            12

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                  March 31, 1996   December 31, 1995
                                                  --------------   -----------------
                       Assets                        (Unaudited)
Current Assets:
   Cash & cash equivalents                           $   275,788       $   401,117
   Accounts receivable, trade                         10,666,299         8,446,630
   Inventories                                        10,232,832        10,362,510
   Income taxes refundable                               305,599           302,313
   Deferred income tax benefit                           210,611           220,400
   Prepaid expenses and other current assets             340,776           365,416
                                                     -----------       -----------
                                                      22,031,905        20,098,386
                                                     -----------       -----------

Property and Equipment, net                            6,686,616         5,254,644
                                                     -----------       -----------

Other Assets:
   Investments                                                 0            60,316
   Goodwill, net                                         255,422           284,305
   Other assets                                          925,771           718,184
                                                     -----------       -----------
                                                       1,181,193         1,062,805
                                                     -----------       -----------
                                                     $29,899,714       $26,415,835
                                                     ===========       ===========


        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                             7,655,029         4,850,584
   Long-term indebtedness, current portion               652,386           407,079
   Accrued expenses and other current liabilities        475,747           491,488
   Income taxes payable                                      240            22,441
                                                     -----------       -----------
                                                       8,783,402         5,771,592
                                                     -----------       -----------
Long-term Liabilities:
   Revolving loan indebtedness                         9,589,309         9,332,584
   Long-term indebtedness, non-current portion         2,782,148         2,036,866
   Deferred income taxes                                 182,474           181,818
   Due to stockholders & affiliates                      277,042           533,988
                                                     -----------       -----------
                                                      12,830,973        12,085,256
                                                     -----------       -----------

Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,
      $.01 par value, none issued or outstanding)              0                 0
   Common stock (authorized 15,000,000 shares,
      $.01 par value, 6,551,325 and 6,500,000
      shares issued and outstanding, respectively)        65,130            65,000
   Additional paid-in-capital                          7,945,610         6,976,204
   Retained earnings                                   1,226,718         1,531,885
   Foreign currency translation adjustments               (9,620)          (14,102)
   Treasury stock (78,675 shares)                       (942,500)                0
                                                     -----------       -----------
                                                       8,285,339         8,558,987
                                                     -----------       -----------
                                                     $29,899,714       $26,415,835
                                                     ===========       ===========


   The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)



                                                      Three Months Ended March 31,
                                                     -----------------------------
                                                         1996              1995
                                                     -----------        ----------
Net Sales                                            $13,010,368        $8,490,973

Cost of Sales                                         11,098,068         7,173,319
                                                     -----------        ----------
Gross Profit                                           1,912,300         1,317,654

Selling, General and Administrative Expenses           2,093,275         1,365,692
                                                     -----------        ----------

Loss from Operations                                    (180,975)          (48,038)
                                                     -----------        ----------

Other Expense (Income):
   Equity in income of subsidiary                              0           (22,156)
   Interest expense                                      268,235           164,151
                                                     -----------        ----------
                                                         268,235           141,995
                                                     -----------        ----------

Loss before Provision for Income Taxes                  (449,210)         (190,033)
                                                     -----------        ----------

Income Tax Provision (Benefit):
   Current                                              (153,832)          (40,246)
   Deferred                                                9,789                 0
                                                     -----------        ----------
                                                        (144,043)          (40,246)
                                                     -----------        ----------

Net Loss                                                (305,167)        ($149,787)
                                                     ===========        ==========
Net Loss Per Share                                        ($0.05)           ($0.02)
                                                     ===========        ==========
Weighted average number of common
   shares outstanding                                  6,538,353         6,500,000
                                                     ===========        ==========







   The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (Unaudited)




                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                        1996              1995
                                                                    -----------       -----------
Cash Flows from Operating Activities:
   Net Loss                                                           ($305,167)        ($149,787)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                    177,208           104,297
       Equity in income of subsidiary                                         0           (22,182)
       Effect of exchange rate changes                                    4,482               701
       Compensation expense for stock options                            26,906                 0
       Deferred income taxes                                             10,445                 0
       Changes in operating assets and liabilities
         Accounts receivable, trade                                  (2,219,669)        1,085,452
         Inventories                                                    129,678          (766,374)
         Prepaid expenses and other current assets                       21,354           (38,660)
         Accounts payable, trade                                      2,804,447        (1,132,664)
         Accrued expenses and other current liabilities                 (37,942)         (423,540)
                                                                    -----------       -----------

   Net cash from (used) in operating activities                         611,742        (1,342,757)
                                                                    -----------       -----------

Cash Flows from Investing Activities:
   Decrease in advances and loans to partially owned entity            (141,301)                0
   Purchase of property and equipment                                (1,567,994)         (382,359)
   Purchase of other assets and goodwill                               (219,890)          (39,201)
                                                                    -----------       -----------

   Net cash used in investing activities                             (1,929,185)         (421,560)
                                                                    -----------       -----------

Cash Flows from Financing Activities:
   Issuance of common stock                                                 130                 0
   Revolving loan indebtedness                                          256,724         1,056,077
   Net principal borrowings (payments) on notes payable                 990,589          (318,401)
   Payment on stockholders loans                                        (55,329)                0
                                                                    -----------       -----------

   Net cash provided by financing activities                          1,192,114           737,676
                                                                    -----------       -----------

Net Decrease in Cash and Cash Equivalents                              (125,329)       (1,026,641)

Cash and Cash Equivalents, Beginning of Period                          401,117         2,966,396
                                                                    -----------       -----------

Cash and Cash Equivalents, End of Period                            $   275,788       $ 1,939,755
                                                                    ===========       ===========




   The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS
Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted.

In the opinion of management of Universal Automotive Industries, Inc. (the "Company"), all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current periods' results of operations are not necessarily indicative of results which ultimately may be achieved for the year.


2. INVENTORIES

                                      March 31, 1996
                                      --------------
         Finished goods                 $ 9,206,098
         Work in process                    345,298
         Raw materials                      681,436
                                        -----------
                                        $10,232,832
                                        -----------

3. ACQUISITION
In May, 1996 the Company entered into a letter of intent to acquire substantially all of the assets of a Canadian manufacturer of brake friction parts, for approximately $1,130,000. A substantial portion of the acquisition price will be paid for by the Company through the assumption of liabilities. In connection with this acquisition, the seller will be subscribing for 130,000 common shares of the Company. This transaction is expected to close by the end of May, 1996.

4.  SALE OF DIVISION
In January, 1996 the Company entered into a definitive agreement to sell its Chicago warehouse distribution business to a Chicago warehouse distributor.
The asset purchase and related agreements provide for an aggregate consideration of approximately $2.6 million (as adjusted). The transaction, which was scheduled to close by the end of April, 1996, was contingent upon the purchaser's attainment of the necessary financing. As of May 13, 1996 the purchaser has not attained the necessary financing. Accordingly, the Company is negotiating with other potential buyers.

5. EXERCISE OF UNDERWRITERS' WARRANTS
In connection with the Company's public offering in December 1994, the Company agreed to sell to the underwriter, warrants to purchase 130,000 units (one share of common stock and one warrant) at a price of $.001 per unit, exercisable until December 31, 1999, at an initial per unit exercise price equal to 145% of the public offering price of $5.00 per unit (or an exercise price of $7.25). On January 24, 1996, such underwriter warrants for the purchase of 130,000 units were exercised. Based on the Underwriting Agreement, the holders of such underwriter warrants elected to exchange shares of the Company stock (78,675 shares) whose then current market value was equal to the total required exercise price of $942,500 (130,000 unit at $7.25). Thus, an additional 51,325 shares of Company stock were issued to the underwriter, without any cash consideration to the Company.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6. BASIS OF PRESENTATION

Income Taxes
The Company's effective income tax rate in 1995 of 21% varies from the federal statutory tax rate principally due to the utilization of loss carry forwards offsetting the income net of state taxes of one of the Canadian subsidiaries and a higher income tax rate on the other Canadian subsidiary.

The Company's effective tax rate in 1996 of 32% varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company were not included in the computation of weighted average number of shares, since their inclusion is anti-dilutive.

Foreign Currency Translation
During 1996, the company determined that Hungary qualified as a highly inflationary economy and therefore changed its method of translating foreign currency for its Hungarian subsidiary. The financial statements are remeasured as if the functional currency is the U.S. dollar. The remeasurement of the local currency into U.S. dollars creates translation adjustments which are included in net income.

7. LEGAL PROCEEDINGS
During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of a bankrupt entity ("the Debtor") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $4,100,000 in damages under two claims. The largest claim, for approximately $3,700,000 is the result of alleged "violable transactions" concerning transfers of product by the Debtor to the Company without receiving "reasonably equivalent values" (as defined). The Company believes that all transactions with the Debtor were conducted in the ordinary course of business and at "reasonably equivalent values", and thus disclaims any liability under these claims. The Company, which is in the midst of defending such action, (currently in the discovery stage) believes that no significant liability will result and has made no provisions therefor.

Further, the Company has filed a claim of some $322,000 against the Debtor for the amounts owed to it for auto parts sold to the Debtor. Because of the Debtor's bankruptcy, no receivable is reflected for such amount.

7. BANK FINANCING
At March 31, 1996 the Company was in violation of some of the covenants under its credit agreement with NBD Bank. The Bank has agreed to waive these violations, subject to certain modifications to the credit agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared To Three Months Ended March 31, 1995

     Net sales for the three months ended March 31, 1996 increased by $4,519,395 or 53% to $13,010,368. Such increase was due primarily to a 60% increase in sales in the Company's UBP brake parts business. The overall increase was achieved despite a 30% sales decrease in the Company's Chicago warehouse distribution business, which the company is negotiating to sell. Also contributing to this increase were $1,723,562 in sales from the Company's Hungarian foundry operations. The foundry was acquired in October, 1995.

     Gross profits for the three months ended March 31, 1996 were 14.7% of net sales compared to 15.5% in the same period of 1995. Such decrease in gross profit as a percentage of net sales was due primarily to: (i) approximately $150,000 of start up and down-time costs at the Company's brake rotor manufacturing facility which was moved during the period from Canada to Laredo, Texas, (ii) the 30% sales decrease in the Chicago warehouse distribution business which was not offset by an equal reduction in cost of sales and (iii) a low gross profit at the Company's Hungarian foundry due primarily to disruptions caused by the implementation of the improvements and renovation projects, which are expected to be completed by June, 1996.

     Selling, general and administrative expenses for the three months ended March 31, 1996 increased by approximately $727,000 or 53% from $1,365,692 for the same period in 1995. Such increase was due primarily to: (i) an approximately $350,000 increase in selling and distribution expenses of a mostly variable nature related to the 60% increase in sales in the Company's UBP brake parts business, (ii) an approximately $178,000 increase in expenses incurred by UBP Hungary, which was acquired in October, 1995, (iii) an approximately $85,000 increase in legal fees incurred by the Company in connection with defending the lawsuit filed against the Company in the US Bankruptcy Court (see Note 7 to Condensed Financial Statements), (iv) approximately $50,000 in costs to move the rotor manufacturing operation from Canada to Laredo, Texas and (v) approximately $27,000 in stock option compensation costs.

     Net loss for the three months ended March 31, 1996 was $305,167 compared to a net loss of $149,787 for the same period in 1995. This increase in net loss is attributed to the following:

     In January 1996, the company entered into an agreement for the sale of the assets and goodwill relative to its Chicago-area warehouse distribution business. At the same time, the Company announced its intention to sell the warehouse distribution business to the public. Sales from the Company's warehouse distribution business have declined since the information was made public. In January 1996, the Company relocated its brake rotor manufacturing operations from Canada to Laredo, Texas. As a result of such relocation, the Company incurred expenses related to the move for Canada to Laredo, a shut-down of its manufacturing operations and the start-up of operations in Texas. The Company incurred certain expenses during the three months ended March 31, 1996 in connection with the upgrade of the Hungarian foundry facility acquired in October 1995. As discussed in Note 7 to the Condensed Financial statements, the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATION AND FINANCIAL CONDITION (CONTINUED)


Company is defending a lawsuit filed against the Company in the United States Bankruptcy Court. The Company incurred additional legal fees during the three months ended March 31, 1996 as a result of such lawsuit. Set forth below is a breakdown of the non-recurring costs that contributed to the increase in the Company's net loss for the three months ended March 31, 1996 as compared to the same period in 1995.

                        NON-RECURRING COSTS (AFTER-TAX)
                     FOR THREE MONTHS ENDED MARCH 31, 1996

Loss attributable to a decrease in sales of the Company Chicago
warehouse distribution division which the Company is negotiating to sell                      $110,000

Start up, down-time and moving costs of brake rotor manufacturing operation                    136,000

Loss attributable to UBP Hungary - primarily as a result of disruptions caused by the renovations and improvement projects which are expected
to be completed by June, 1996.                                                                  60,000

Legal fees related to the lawsuit                                                               62,000
                                                                                              --------
                                                                                              $368,000

LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities for the three months ended March 31, 1996 was $611,742. This was due primarily to; an approximately $3,000,000 increase in accounts payable resulting from extended vendor payment terms , which was offset by an approximately $2,200,000 increase in accounts receivable which was a result of a substantial increase in sales over the fourth quarter of 1995.

     Net cash used in investing activities was $1,929,185, which is attributable primarily to; the acquisition in January, 1996 of the remaining 50% of UBP Friction, Inc. and other brake friction equipment (approximately $600,000), renovation and improvements at the Hungarian foundry (approximately $371,000) and the acquisition of additional rotor manufacturing equipment ($515,000).

     Net cash provided from financing activities was $1,192,114, consisting primarily of long-term bank financing provided for the Hungarian foundry and the rotor manufacturing operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATION AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company expects to continue to finance its operations through cash flow from the increases in sales and funds which may be made available by the anticipated disposition of its Chicago warehouse distribution division. However, the Company can not offer any assurances that it will be able to find a suitable buyer for the Chicago warehouse distribution business or that its sales of brake parts in its UBP business will continue to grow at current rates. At March 31, 1996 the Company was in violation of various covenants under its NBD Bank credit agreement. The Bank has agreed to waive any remedies it may have under the credit agreement as a result of such violations, subject to certain modifications to the credit agreement.

PART II  OTHER INFORMATION
- - --------------------------


Item 6 - Exhibits and Reports on Form 8-K

         a) One report on Form 8-K was filed on January 18, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                             /s/ ARVIN SCOTT
                             -----------------------------------------------
                             Arvin Scott, Chief Executive Officer, President (Principal Executive Officer)

                             /s/ DAN MAEIR
                             -----------------------------------------------
                             Dan Maeir, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)


Date: May 13 1996