Form 10-Q
period 1996-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1996-08-14
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to
                                              --------------      ------------
                         Commission file number 1-13516
                                                -------

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                             36-3973627
       -------------------------------             -------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)



                               3350 North Kedzie
                          Chicago, Illinois 60618-5722
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 478-2323
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
             -------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------       ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                          -------    -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 13, 1996 was 6,729,425 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                         Page (s)

     Item 1. Financial Statements


            Consolidated Balance Sheets
                   June 30, 1996 (Unaudited) and December 31, 1995        3

            Consolidated Statement of Operations
                   (Unaudited) - for the three and six months ended
                   June 30, 1996 and 1995                                 4

            Consolidated Statement of Cash Flows
                   (Unaudited) - for the six months ended
                   June 30, 1996 and 1995                                 5

            Notes to Condensed Financial Statements (Unaudited)           6 - 7

      Item 2. Management's Discussion and Analysis of Results of
              Operations and Financial Condition                          8 - 10



PART II.  OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K                           11

      Signatures                                                          12

      Computation of Earnings per Share                                   13

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                  June 30, 1996    December 31, 1995
                                                  -------------    -----------------
                       Assets                      (Unaudited)
Current Assets:
   Cash & cash equivalents                              $266,310          $401,117
   Accounts receivable, trade                         12,269,823         8,446,630
   Inventories                                        11,591,915        10,362,510
   Income taxes refundable                                 2,027           302,313
   Deferred income tax benefit                           323,619           220,400
   Prepaid expenses and other current assets             760,319           365,416
                                                     -----------      ------------
                                                      25,214,013        20,098,386
                                                     -----------      ------------
Property and Equipment, net                            7,770,301         5,254,644
                                                     -----------      ------------
Other Assets:
   Investments                                                 0            60,316
   Goodwill, net                                         266,803           284,305
   Other assets                                        1,379,803           718,184
                                                     -----------       -----------
                                                       1,646,606         1,062,805
                                                     -----------       -----------
                                                     $34,630,920       $26,415,835
                                                     ===========       ===========


        Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable, trade                             9,879,131         4,850,584
   Long-term indebtedness, current portion               774,495           407,079
   Accrued expenses and other current liabilities        831,555           491,488
   Income taxes payable                                  136,187            22,441
                                                     -----------       -----------
                                                      11,621,368         5,771,592
                                                     -----------       -----------
Long-term Liabilities:
   Revolving loan indebtedness                         9,243,594         9,332,584
   Long-term indebtedness, non-current portion         3,690,327         2,036,866
   Deferred income taxes                                 181,858           181,818
   Due to stockholders & affiliates                      235,810           533,988
                                                     -----------       -----------
                                                      13,351,589        12,085,256
                                                     -----------       -----------

Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,
      $.01 par value, none issued or outstanding)              0                 0
   Common stock (authorized 15,000,000 shares,
      $.01 par value, 6,728,025 and 6,500,000 sha
      issued and outstanding, respectively)               66,897            65,000
   Additional paid-in-capital                          8,619,606         6,976,204
   Retained earnings                                   1,927,701         1,531,885
   Foreign currency translation adjustments              (13,741)          (14,102)
   Treasury stock (78,675 shares)                       (942,500)                0
                                                     -----------      ------------
                                                       9,657,963         8,558,987
                                                     -----------       -----------
                                                     $34,630,920       $26,415,835
                                                     ===========       ===========


The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                 (UNAUDITED)




                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                     -----------------------------     ----------------------------
                                                         1996              1995            1996            1995
                                                     -----------       -----------     -----------    ------------
Net Sales                                            $19,451,798       $13,028,477     $32,462,166     $21,519,450

Cost of Sales                                         15,439,735        10,617,857      26,537,803      17,791,176
                                                     -----------       -----------     -----------    ------------

Gross Profit                                           4,012,063         2,410,620       5,924,363       3,728,274

Selling, General and Administrative Expenses           2,807,086         1,952,670       4,900,361       3,329,096
                                                     -----------       -----------     -----------    ------------

Income from Operations                                 1,204,977           457,950       1,024,002         399,178
                                                     -----------       -----------     -----------    ------------

Other Expense (Income):
  Equity in income of subsidiary                            (827)          (40,899)           (827)        (63,055)
  Interest expense                                       218,198           173,644         486,433         337,794
  Loss (gain) on foreign exchange                         (8,167)                0          (8,167)              0
  Other                                                  (69,791)          (13,441)        (69,791)        (24,175)
                                                     -----------       -----------     -----------    ------------
                                                         139,413           119,304         407,648         250,564
                                                     -----------       -----------     -----------    ------------
Income before Provision for Income Taxes               1,065,564           338,646         616,354         148,614

Income Tax Provision:                                    364,580            62,538         220,537          22,292
                                                     -----------       -----------     -----------    ------------

Net Income                                              $700,984          $276,108        $395,817        $126,322
                                                     ===========       ===========     ===========    ============
Net Income Per Share                                       $0.10             $0.04           $0.06           $0.02
                                                     ===========       ===========     ===========    ============
Weighted average number of common
  shares outstanding                                   7,103,533         7,051,353       7,087,561       7,035,488
                                                     ===========       ===========     ===========    ============



   The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                                        Six Months Ended June 30,
                                                        --------------------------
                                                          1996              1995
                                                        --------          --------
Cash Flows from Operating Activities:
   Net Income                                           $395,817          $126,322
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                     384,824           230,819
       Equity in income of subsidiary                       (827)          (63,055)
       Effect of exchange rate changes                       361            22,745
       Compensation expense for stock options             56,008
       Deferred income taxes                            (103,179)
       Changes in operating assets and liabilities:
         Accounts receivable, trade                   (3,823,193)         (702,755)
         Inventories                                  (1,229,405)       (1,091,689)
         Prepaid expenses and other current assets       (94,618)          (74,338)
         Accounts payable, trade                       5,028,547          (683,809)
         Accrued expenses and other current
           liabilities                                   453,813          (319,107)
                                                      ----------        ----------
   Net cash provided by (used in) operating
     activities                                        1,068,148        (2,554,867)
                                                      ----------        ----------
Cash Flows from Investing Activities:
   Decrease in advances  & loans to partially
     owned entity                                       (141,301)           (4,014)
   Purchase of property and equipment                 (2,805,525)         (556,628)
   Purchase of other assets and goodwill                (739,072)
                                                      ----------        ----------
   Net cash used in investing activities              (3,685,898)         (560,642)
                                                      ----------        ----------
Cash Flows from Financing Activities:
   Issuance of common stock                              647,616
   Revolving loan indebtedness                           (88,990)          854,455
   Net principal borrowings (payments)
     on notes payable                                  2,020,878          (426,751)
   Payment on stockholders loans                         (96,561)
                                                      ----------        ----------
   Net cash provided by financing activities           2,482,943           427,704
                                                      ----------        ----------
Net Decrease in Cash and Cash Equivalents               (134,807)       (2,687,805)

Cash and Cash Equivalents, Beginning of Period           401,117         2,966,396
                                                      ----------        ----------
Cash and Cash Equivalents, End of Period                $266,310          $278,591
                                                      ==========        ==========


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


2. INVENTORIES

                                           June 30, 1996
                                        ----------------
                       Finished goods        $10,542,527
                       Work in process           274,450
                       Raw materials             774,938
                                        ----------------
                                             $11,591,915
                                        ----------------


3. ACQUISITION
In June 1996, the Company acquired substantially all of the assets of North American Friction, Inc., a Canadian manufacturer of brake friction parts, for approximately $1,132,000. A substantial portion of the acquisition price was paid for by the Company through the assumption of liabilities. In connection with this acquisition, the Company issued 130,000 shares of its common stock to the seller.

4. WAREHOUSE DISTRIBUTION BUSINESS
During June, 1996, the Company canceled an agreement that had been entered into in January, 1996 to sell its Chicago warehouse distribution business because the potential purchaser of such business could not obtain the necessary financing. The Company has decided to liquidate the remaining warehouse distribution inventory in the ordinary course of business. Management has established a reserve for any anticipated loss on the liquidation of such inventory.

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

6. BASIS OF PRESENTATION
Income Taxes
The Company's effective income tax rate in 1995 of 21 % varies from the federal statutory tax rate principally due to the utilization of loss carry forwards offsetting the income net of state taxes of one of the Canadian subsidiaries and a higher income tax rate on the other Canadian subsidiary.

The Company's effective tax rate in 1996 of 32% varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6. BASIS OF PRESENTATION - CONTINUED
Net Income Per Share
Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method based on the average price of the stock during the period..

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

7. LEGAL PROCEEDINGS
During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of a bankrupt entity (the "Debtor") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $4,100,000 in damages under two claims. The largest claim, for approximately $3,700,000 is the result of alleged "voidable transactions" concerning transfers of product by the Debtor to the Company without receiving "reasonably equivalent values" (as defined in the proceedings). The Company believes that all transactions with the Debtor were conducted in the ordinary course of business and at "reasonably equivalent values", and thus disclaims any liability under these claims. The Company, which is in the midst of defending such action, (currently in the discovery stage) believes that no significant liability will result and has made no provisions therefor.

Further, the Company has filed a claim of approximately $322,000 against the Debtor for the amounts owed to it for auto parts sold to the Debtor. Because of the Debtor's bankruptcy, no receivable is reflected for such amount.

8. ISSUANCE OF STOCK
During June, 1996, the Company issued shares of its common stock in connection with the following:
a. 39,500 shares of stock were issued to a company in Dallas, Texas from which the Company acquired inventory and a customer list in June, 1995. The shares were issued in consideration of the termination of the cash component of a consulting agreement and covenants not to compete, both expiring in October, 1998, entered into with the principals of the selling company. At the date the shares were issued, an amount of $342,200 remained unpaid under such agreements, which amount will be charged to expense at the rate of $11,800 per month.
b: 7,200 shares issued to certain individuals in connection with the acquisition of the inventory and customer list of an aftermarket distributor located in Massachusetts.

9. BANK FINANCING
At June 30, 1996 the Company was in violation of some covenants under its credit agreement with NBD Bank. The bank has agreed to waive such violation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared To Three Months Ended June 30, 1995

     Net sales for the three months ended June 30, 1996 increased by $6,423,321 or 49% to $19,451,798. Such increase was due primarily to a 60% increase in sales in the Company's UBP brake parts business. The overall increase was achieved despite a 30% sales decrease in the Company's Chicago warehouse distribution business, which the Company is in the process of restructuring. The sale of the Chicago area warehouse business was canceled when the buyer was unable to secure the necessary financing. The Company is in the process of downsizing the Chicago area warehouse business from 40,000 stock keeping units to 2,500 stock keeping units, all brake parts. The Company will continue servicing its existing Chicago area jobber customers with higher margin brake parts. The Company is in the process of an orderly liquidation of approximately $750,000 of non-brake items. Management has estimated that it will recover $.90 on the dollar and has recorded a reserve for the anticipated loss on liquidation. Also contributing to the second quarter sales increase were $1,851,998 in sales from UPB Hungary, Inc., a wholly owned subsidiary comprising the Company's Hungarian foundry operations, which was acquired in October, 1995, and improved sales of commodity type auto parts sold by the Company on a drop ship basis.

     Gross profits for the three months ended June 30, 1996 were 20.6% of net sales compared to 18.5% in the same period of 1995. Such increase in gross profit as a percentage of net sales was due primarily to: (i) increased sales of higher gross profit margin brake parts and (ii) improved sales of commodity type products.

     Selling, general and administrative expenses for the three months ended June 30, 1996 increased by approximately $854,000 or 44% from $1,952,670 for the same period in 1995 and as a percentage to sales 14.4% compared to 18.5% for the same period in 1995. The increase in these expenses was due primarily to: (i) an increase in selling and distribution expenses of a mostly variable nature related to the 60% increase in sales in the Company's UBP brake parts business, (ii) increase in expenses incurred by UBP Hungary, which was acquired in October, 1995 (iii) start up costs associated with moving the rotor manufacturing operations from Canada to Laredo, Texas and (iv) approximately $56,000 in non-cash stock option compensation costs.

     Net income for the three months ended June 30, 1996 was $700,984 compared to a net income of $276,108 for the same period in 1995. This increase in net income is attributed to (i) increased sales of higher margin brake parts and
(ii) improved sales of: commodity type parts.

     Six Months Ended June 30, 1996 Compared To Six Months Ended June 30, 1995

     Net sales for the six months ended June 30, 1996 increased by $10,942,716 or 51% to $32,462,166. Such increase was due primarily to a 60% increase in sales in the Company's UBP brake parts business. The overall increase was achieved despite a 30% sales decrease in the Company's Chicago warehouse distribution business, which the Company is in the process of restructuring. The sale of the Chicago area warehouse business was canceled when the buyer was unable to secure the necessary financing. The Company is in the process of downsizing the Chicago area warehouse business from 40,000 stock keeping units to 2,500 stock keeping units. The Company will continue servicing its existing Chicago area jobber customers with higher margin brake parts. The Company is in the process of an orderly liquidation of approximately $750,000 of non-brake items. Management has estimated that it will recover $.90 on the dollar and has recorded a reserve for the anticipated loss on liquidation. Also contributing to this increase in six months sales were $3,575,560 in sales from the Company's Hungarian foundry operations, which was acquired in October, 1995, and improved sales of commodity type auto parts sold by the Company on a drop ship basis.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - CONTINUED

     Gross profits for the six months ended June 30, 1996 were 18.25% of net sales compared to 17.33% in the same period of 1995. Such increase in gross profit as a percentage of net sales was due primarily to increased sales of higher gross profit margin brake parts.

     Selling, general and administrative expenses for the six months ended June 30, 1996 increased by approximately $1,571,265 or 47% from $3,329,096 for the same period in 1995. Such increase was due primarily to: (i) an increase in selling and distribution expenses of a mostly variable nature related to the 60% increase in sales in the Company's UBP brake parts business, (ii) an increase in expenses incurred by UBP Hungary, which was acquired in October, 1995, (iii) an approximately $85,000 increase in legal fees incurred by the Company in connection with defending the lawsuit filed against the Company in the US Bankruptcy Court (see Note 7 to Condensed Financial Statements), (iv) start up costs to move the rotor manufacturing operation from Canada to Laredo, Texas and (v) approximately $56,000 in non-cash stock option compensation costs.

     Net income for the six months ended June 30, 1996 was $395,817 compared to a net income of $126,322 for the same period in 1995. This increase in net income is attributed to the following: (i) increased sales of higher gross profit margin brake parts and (ii) improved sales of commodity type auto parts.

Management believes that the net income from operations for the six months ended June 30, 1996 would have been approximately $391,000 higher if not for the following one time charges:

                              Non-recurring costs
                       for six months ended June 30, 1996

Loss attributable to restructuring of the Company's Chicago
  warehouse distribution division                                            $110,000
Start up, down-time and moving costs of brake rotor manufacturing operation   136,000
  Loss attributable to UBP Hungary - primarily as a result of disruptions caused by the renovations and improvement projects which are expected
  to be completed by June, 1996.                                               60,000
Legal fees related to the U. S. Bankruptcy Court lawsuit                       85,000
                                                                             --------
                                                                             $391,000

LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated from operating activities for the six months ended June 30, 1996 was $1,068,148. This was due primarily to; an approximately $5,000,000 increase in accounts payable resulting from extended vendor payment terms, which was offset by an approximately $3,800,000 increase in accounts receivable which was a result of a substantial increase in sales over the fourth quarter of 1995.

     Net cash used in investing activities was $3,685,898, which is attributable primarily to the acquisition in January, 1996 of the remaining 50% of UBP Friction, Inc., and other brake friction equipment, renovation and improvements at the Hungarian foundry and the acquisition of additional rotor manufacturing equipment.

     Net cash provided from financing activities was $2,482,943 , consisting primarily of long-term bank financing provided for the Hungarian foundry and the rotor manufacturing operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

     The Company expects to continue to finance its operations through cash flow from the increases in sales and funds which may be made available by the liquidation of non-brake inventory associated with the downsizing of the Chicago area warehouse business. The Company anticipates that it will need additional funds to finance continued growth.

     The Company is negotiating with its current lender for an increase in its revolving credit facility and is exploring additional debt and equity financing opportunities. However, the Company cannot offer any assurances that it will be successful in securing such additional financing.

PART II  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
On June 12, 1996, Universal Automotive Industries, Inc. held its annual stockholders meeting. Present at this meeting, in person and by proxy, were stockholders representing 5,453,096 of the 6,551,325 issued and outstanding shares of Common Stock (83.24% of the total number of shares of Common Stock outstanding and entitled to vote). The following items were voted upon at the meeting:

a) The following Directors were elected to the Board:


Name                     Votes For       Votes Against       Abstentions
- ----                     ---------       -------------       -----------
Arvin Scott              5,439,446          13,650                0
Yehuda Tzur              5,439,446          13,650                0
Sami Israel              5,439,446          13,650                0
Eric Goodman             5,439,446          13,650                0
Sheldon Rubenstein       5,439,446          13,650                0
Sol Wiener               5,439,446          13,650                0

b) The firm of Altschuler, Melvoin and Glasser LLP was re-appointed as the Company's independent auditors for 1996. Holders of Common Stock holding 5,422,996 votes were cast in favor, 14,600 votes were cast against and no shares abstained from voting.

Item 6 - Exhibits and Reports on Form 8-K

a) Exhibit 11 - Computation of Earnings Per Share

b) One report on Form 8-K was filed on June 6, 1996 wherein information was disclosed under Item 5.

c) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                             /s/ ARVIN SCOTT
                             --------------------------------------------------
                             Arvin Scott, Chief Executive Officer & President (Principal Executive Officer)

                             /s/ JEROME J. HISS
                             --------------------------------------------------
                             Jerome J. Hiss, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)



Date: August 13, 1996