Form 10-Q
period 1996-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1996-11-13
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------    ------------
                       Commission file number 1-13516
                                              -------

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Delaware                         36-3973627
     --------------------------------      -------------------------
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

                                      N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of November 13, 1996 was 6,729,425 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page (s)
                                                                        -------
Item 1.  Financial Statements


         Consolidated Balance Sheets
                September 30, 1996 (Unaudited) and December 31, 1995      3

         Consolidated Statement of Operations
                (Unaudited) - for the three and nine months ended
                September 30, 1996 and 1995                               4

         Consolidated Statement of Cash Flows
                (Unaudited) - for the nine months ended
                September 30, 1996 and 1995                               5

         Notes to Condensed Financial Statements (Unaudited)              6 - 7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                          8 - 10




PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders             10


Item 6 - Exhibits and Reports on Form 8-K                                10

         Signatures                                                      11

         Computation of Earnings per Share                               12

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        September 30, 1996       December 31, 1995
                                                        ------------------       -----------------
                Assets                                     (Unaudited)
Current Assets:
        Cash & cash equivalents                                 $264,209                $401,117
        Accounts receivable, trade                            13,647,189               8,446,630
        Inventories                                           13,907,443              10,362,510
        Income taxes refundable                                  134,035                 302,313
        Deferred income tax benefit                              328,961                 220,400
        Prepaid expenses and other current assets                805,860                 365,416
                                                             -----------             -----------
                                                              29,087,697              20,098,386
                                                             -----------             -----------
Property and Equipment, net                                    7,999,285               5,254,644
                                                             -----------             -----------

Other Assets:
        Investments                                                    0                  60,316
        Goodwill, net                                            264,494                 284,305
        Other assets                                           1,135,539                 718,184
                                                             -----------             -----------
                                                               1,400,033               1,062,805
                                                             -----------             -----------
                                                             $38,487,015             $26,415,835
                                                             ===========             ===========

                Liabilities and Stockholders' Equity

Current Liabilities:
        Accounts payable, trade                              $11,193,578              $4,850,584
        Long-term indebtedness, current portion                  791,747                 407,079
        Accrued expenses and other current liabilities         1,152,320                 491,488
        Income taxes payable                                     202,870                  22,441
                                                             -----------             -----------
                                                              13,340,515               5,771,592
                                                             -----------             -----------
Long-term Liabilities:
        Revolving loan indebtedness                           10,164,905               9,332,584
        Long-term indebtedness, non-current portion            3,901,167               2,036,866
        Deferred income taxes                                    182,106                 181,818
        Due to stockholders & affiliates                         985,607                 533,988
                                                             -----------             -----------
                                                              15,233,785              12,085,256
                                                             -----------             -----------


Stockholders' Equity:
        Preferred stock (authorized 1,000,000 shares,
          $.01 par value, none issued or outstanding)                  0                       0
        Common stock (authorized 15,000,000 shares,
          $.01 par value, 6,729,425 and 6,500,000 shares
          issued and outstanding, respectively)                   66,911                  65,000
        Additional paid-in-capital                             8,663,732               6,976,204
        Retained earnings                                      2,135,980               1,531,885
        Foreign currency translation adjustments                 (11,408)                (14,102)
        Treasury stock (78,675 shares)                          (942,500)                      0
                                                             -----------             -----------
                                                               9,912,715               8,558,987
                                                             -----------             -----------
                                                             $38,487,015             $26,415,835
                                                             ===========             ===========


    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                        --------------------------------        -------------------------------
                                                               1996             1995                  1996             1995
                                                        ---------------      -----------        --------------      -----------
Net Sales                                                   $17,625,102      $12,748,483           $50,087,268      $34,267,933

Cost of Sales                                                14,252,888       10,058,166            40,790,691       27,849,342
                                                            -----------      -----------           -----------      -----------

Gross Profit                                                  3,372,214        2,690,317             9,296,577        6,418,591

Selling, General and Administrative Expenses                  2,645,613        2,017,127             7,545,974        5,346,223
                                                            -----------      -----------           -----------      -----------
Income from Operations                                          726,601          673,190             1,750,603        1,072,368
                                                            -----------      -----------           -----------      -----------
Other Expense (income):
        Equity in income of subsidiary                                            75,373                  (825)          12,318
        Interest expense                                        311,053          207,648               797,486          545,442
        Loss (gain) on foreign exchange                           2,473                0                (5,694)
        Other                                                    63,147           24,176                (6,646)
                                                            -----------      -----------           -----------      -----------
                                                                376,673          307,197               784,321          557,760
                                                            -----------      -----------           -----------      -----------

Income before Provision for Income Taxes                        349,928          365,993               966,282          514,608

Income Tax Provision:                                           141,650           39,953               362,187           62,245
                                                            -----------      -----------           -----------      -----------
Net Income                                                     $208,278         $326,040              $604,095         $452,363
                                                            ===========      ===========           ===========      ===========
Net Income Per Share                                              $0.03            $0.05                 $0.09            $0.06
                                                            ===========      ===========           ===========      ===========

Weighted average number of common
        shares outstanding                                    7,125,180        7,155,831             7,100,102        7,075,602
                                                            ===========      ===========           ===========      ===========


   The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                            Nine Months Ended September 30,
                                                                                         -----------------------------------
                                                                                               1996                1995
                                                                                         --------------        -------------
Cash Flows from Operating Activities:
  Net Income                                                                             $   604,095           $    452,363
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                            604,131                336,171
    Equity in income of subsidiary                                                              (825)                12,318
    Effect of exchange rate changes                                                            2,694                (40,930)
    Compensation expense for stock options                                                    91,008                107,250
    Deferred income taxes                                                                   (108,273)               (40,755)
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                                          (5,200,559)               211,702
      Inventories                                                                         (3,544,933)            (1,474,371)
      Prepaid expenses and other current assets                                             (140,166)              (230,099)
      Accounts payable, trade                                                              6,342,994             (2,399,356)
      Accrued expenses and other current liabilities                                         710,031               (381,087)
                                                                                         -----------            -----------

  Net cash provided by (used in) operating activities                                       (639,803)            (3,446,794)
                                                                                         -----------            -----------

Cash Flows from Investing Activities:
  Decrease in advances & loans to partially owned entity                                    (141,301)                (9,234)
  Purchase of property and equipment                                                      (3,282,969)            (1,613,791)
  Purchase of other assets and goodwill                                                     (463,347)
                                                                                         -----------            -----------
  Net cash used in investing activities                                                   (3,887,617)            (1,623,025)
                                                                                         -----------            -----------
Cash Flows from Financing Activities:
  Issuance of common stock                                                                   655,986
  Revolving loan indebtedness                                                                832,321              3,104,601
  Net principal borrowings (payments) on notes payable                                     2,248,969               (435,609)
  Net principal borrowings (payments) on loans from stockholders and affiliates              653,236                (78,187)
                                                                                         -----------            -----------
  Net cash provided by financing activities                                                4,390,512              2,590,805
                                                                                         -----------            -----------

Net Decrease in Cash and Cash Equivalents                                                   (136,908)            (2,479,014)

Cash and Cash Equivalents, Beginning of Period                                               401,117              2,966,396
                                                                                         -----------            -----------

Cash and Cash Equivalents, End of Period                                                 $   264,209            $   487,382
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


2. INVENTORIES

                          September 30, 1996
                          ------------------
   Finished goods            $12,366,594
   Work in process               210,000
   Raw materials               1,330,849
                             $13,907,443


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

4.  WAREHOUSE DISTRIBUTION BUSINESS
During June, 1996, the Company canceled an agreement that had been entered into in January, 1996 to sell its Chicago warehouse distribution business because the potential purchaser of such business could not obtain the necessary financing. The Company has liquidated the remaining non-brake inventory in the ordinary course of business.

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

6. BASIS OF PRESENTATION
Income Taxes
The Company's effective income tax rate in 1995 of 12% varies from the statutory tax rate principally due to the utilization of loss carry forwards offsetting the income net of state taxes of one of the Canadian subsidiaries and a higher income tax rate on the other Canadian subsidiary.

The Company has provided income taxes in 1996 at the statutory tax rate of 38%.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATION AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared To Three Months Ended September 30, 1995

     Net sales for the three months ended September 30, 1996 increased by $4,876,619 or 38% to $17,625,102. Such increase was due primarily to a 61% increase in sales in the Company's UBP brake parts business. The overall increase was achieved despite a 59% sales decrease in the Company's Chicago warehouse distribution business. The Company has liquidated the lower margin non-brake product lines in this business. The Company now maintains 2,500 stock keeping units, all brake parts, in the Chicago warehouse down from 40,000 stock keeping units prior to the liquidation. The Company continues to service its existing Chicago area jobber customers with higher margin brake
parts.   Also contributing to the third quarter sales increase were $1,037,162 in sales from UPB Hungary, Inc., a wholly owned subsidiary comprising the Company's Hungarian foundry operations, which was acquired in October, 1995, and a modest improvement in sales of commodity type auto parts sold by the Company on a drop ship basis.

     Gross profits for the three months ended September 30, 1996 were 19.1% of net sales compared to 21.1% in the same period of 1995. Such decrease in gross profit as a percentage of net sales was due primarily to a loss in the Company's Hungarian foundry due to decreased volumes as a result of an annual two week maintenance shutdown and customer resistance to price increases.

     Selling, general and administrative expenses for the three months ended September 30, 1996 increased by $628,486 or 31% from $2,017,127 for the same period in 1995 and as a percentage to sales 15.0% compared to 15.8% for the same period in 1995. The increase in these expenses was due primarily to: (i) an increase in selling and distribution expenses of a mostly variable nature related to the 61% increase in sales in the Company's UBP brake parts business, and (ii) expenses incurred by UBP Hungary, which was acquired in October, 1995.

     Net income for the three months ended September 30, 1996 was $208,278 compared to a net income of $326,040 for the same period in 1995. This overall decrease in net income is attributed to increased sales of higher gross margin brake parts offset by (ii) net loss for the Company's Hungarian foundry business, (ii) decreased sales due to the liquidation of the non-brake product lines, (iii) increased interest costs due to higher debt levels, and (iv) higher provision for income taxes due to lack of tax loss carryforward that was used in 1995.

     Six Months Ended September 30, 1996 Compared To Nine Months Ended September 30, 1995

     Net sales for the nine months ended September 30, 1996 increased by $15,819,335 or 46% to $50,087,268. Such increase was due primarily to a 59% increase in sales in the Company's UBP brake parts business. The overall increase was achieved despite a 40% sales decrease in the Company's Chicago warehouse distribution business. The Company has liquidated the lower margin non-brake product lines in this business. The Company now maintains 2,500 stock keeping units, all brake parts, in the Chicago warehouse down from 40,000 stock keeping units prior to the liquidation. The Company continues to service its existing Chicago area jobber customers with higher margin brake parts. Also contributing to this increase in nine months sales were $4,612,722 in sales from the Company's Hungarian foundry operations, which was acquired in October, 1995, and improved sales of commodity type auto parts sold by the Company on a drop ship basis.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION
                           AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - CONTINUED

     Gross profits for the nine months ended September 30, 1996 were 18.6% of net sales compared to 18.7% in the same period of 1995. Such overall decrease in gross profit as a percentage of net sales was due primarily to increased sales of higher gross profit margin brake parts offset by lower gross profit percentage at the Company's Hungarian foundry.

     Selling, general and administrative expenses for the nine months ended September 30, 1996 increased by $2,199,751 or 41% to $7,545,974 from
$5,346,223 for the same period in 1995. Such increase was due primarily to: (i) an increase in selling and distribution expenses of a mostly variable nature related to the 59% increase in sales in the Company's UBP brake parts business,
(ii) expenses incurred by UBP Hungary, which was acquired in October, 1995,
(iii) an increase in legal fees incurred by the Company in connection with defending the lawsuit filed against the Company in the US Bankruptcy Court (see
Note 7 to Condensed Financial Statements), and (iv) start up costs to move the rotor manufacturing operation from Canada to Laredo, Texas.

     Net income for the nine months ended September 30, 1996 was $604,095 compared to a net income of $452,363 for the same period in 1995. This overall increase in net income is attributed to the following: (i) increased sales of higher gross profit margin brake parts, (ii) improved sales of commodity type auto parts, offset by (iii) loss for the Company's Hungarian foundry, (iv) increased interest costs due to higher debt levels, and (v) higher provision for income taxes due to lack of tax loss carryforward that was used in 1995.

Management believes that the net income from operations for the nine months ended September 30, 1996 would have been approximately $420,000 higher if not for the following one time charges:

                             Non-recurring costs
                    for nine months ended September, 1996


Loss attributable to restructuring of the Company's Chicago
warehouse distribution division                                     $110,000
Start up, down-time and moving costs of brake rotor manufacturing
operation                                                            145,000
Loss attributable to UBP Hungary - primarily as a result of
disruptions caused by the renovations and improvement projects        60,000
Legal fees related to the U. S. Bankruptcy Court lawsuit             105,000
                                                                    $420,000

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 1996 was $639,803. This was due primarily to increases in accounts receivable and inventories of approximately $5,200,000 and $3,500,000, respectively which was offset by an increase in accounts payable resulting from extended vendor payment terms. Increased accounts receivable and inventories resulted from increased sales.

     Net cash used in investing activities was $3,887,617, which is attributable primarily to the acquisition in January, 1996 of the remaining 50% of UBP Friction, Inc., and other brake friction equipment, renovation and improvements at the Hungarian foundry and the acquisition of additional rotor manufacturing equipment.

     Net cash provided from financing activities was $4,390,512, consisting primarily of long-term bank financing provided for the Hungarian foundry and the rotor manufacturing operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATION AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

     The Company expects to continue to finance its operations through cash flow from operating activities. The Company anticipates that it will need additional funds to finance continued growth. The Company is negotiating with several investment sources to secure additional debt and/or equity financing. However, the Company cannot offer any assurances that it will be successful in securing such additional financing.

PART II  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
On June 12, 1996, Universal Automotive Industries, Inc. held its annual stockholders meeting. Present at this meeting, in person and by proxy, were stockholders representing 5,453,096 of the 6,551,325 issued and outstanding shares of Common Stock (83.24% of the total number of shares of Common Stock outstanding and entitled to vote). The following items were voted upon at the meeting:

a) The following Directors were elected to the Board:


Name                        Votes For  Votes Against  Abstentions

Arvin Scott                 5,439,446     13,650           0
Yehuda Tzur                 5,439,446     13,650           0
Sami Israel                 5,439,446     13,650           0
Eric Goodman                5,439,446     13,650           0
Sheldon Robinson            5,439,446     13,650           0
Sol S. Weiner               5,439,446     13,650           0


b) The firm of Altschuler, Melvoin and Glasser LLP was re-appointed as the Company's independent auditors for 1996. Holders of Common Stock holding 5,422,996 votes were cast in favor, 14,600 votes were cast against and no shares abstained from voting.

Item 6 - Exhibits and Reports on Form 8-K

a) Exhibit 11 - Computation of Earnings Per Share

b) A report on Form 8-K was filed on June 6, 1996 wherein information was disclosed under Item 5.

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



Date: November 13, 1996

EXHIBIT 11


                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE


                                                  Three Months Ended September 30,                Nine Months Ended September 30,
                                                  --------------------------------                -------------------------------
                                                   1996                    1995                    1996                    1995
                                                ----------              ----------              ----------              ----------
PRIMARY NET INCOME PER COMMON SHARE

Net Income                                      $  208,278              $  326,040              $  604,095              $  452,363
                                                ==========              ==========              ==========              ==========
Weighted average Common Shares outstanding       6,729,197               6,500,000               6,620,587               6,500,000
Warrants assumed to be Common Stock
  equivalents using Treasury Stock Method          395,983                 655,831                 479,515                 575,602
                                                ----------              ----------              ----------              ----------
Weighted average Common Shares outstanding,
  as adjusted                                    7,125,180               7,155,831               7,100,102               7,075,602
                                                ==========              ==========              ==========              ==========
Primary Net Income per Common Share                  $0.03                   $0.05                   $0.09                   $0.06
                                                ==========              ==========              ==========              ==========



FULLY DILUTED NET INCOME PER COMMON SHARE

Net Income                                      $  208,278              $  326,040              $  604,095              $  452,363
                                                ==========              ==========              ==========              ==========
Weighted average Common Shares outstanding       6,729,197               6,500,000               6,620,587               6,500,000
Warrants assumed to be Common Stock
  equivalents using Treasury Stock Method          395,983                 704,468                 479,515                 704,468
                                                ----------              ----------              ----------              ----------
Weighted average Common Shares outstanding,
  as adjusted                                    7,125,180               7,204,468               7,100,102               7,204,468
                                                ==========              ==========              ==========              ==========
Primary Net Income per Common Share                  $0.03                   $0.05                   $0.09                   $0.06
                                                ==========              ==========              ==========              ==========
