Form 10-K405
period 1996-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1997-04-15
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                             Commission File Number
                                    1-13516

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                   36-3973627
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

3350 North Kedzie, Chicago, Illinois                  60618-5722
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (773) 478-2323

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered

Units (One share Common Stock
and one Warrant)                                    Not listed for trading
-------------------------------------------------   ---------------------------
                                                    The Chicago Stock Exchange,
Common Stock, $0.01 Par Value                       Nasdaq SmallCap Market
-------------------------------------------------   ---------------------------
                                                    The Chicago Stock Exchange,
Redeemable Common Stock Purchase Warrants           Nasdaq SmallCap Market
-------------------------------------------------   ---------------------------



Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes     X           NO
                                                        -----            -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of April 4, 1997, was approximately $4,125,528.

     The number of shares of registrant's Common Stock, par value of $0.01 per share, outstanding as of April 4, 1997 was 6,729,425 shares.

                               TABLE OF CONTENTS




PART I....................................................................... 1
       Item 1.        Business............................................... 1
       Item 2.        Properties.............................................12
       Item 3.        Legal Proceedings......................................13
       Item 4.        Submission of Matters to Vote of Security Holders......14

PART II......................................................................14
       Item 5.        Market for Registrant's Common Equity and Related
                            Stockholder Matters..............................14
       Item 6.        Selected Financial Data (in thousands, except for
                            per share data)..................................15
       Item 7.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..............18
       Item 8.        Financial Statements and Supplementary Data............24
       Item 9.        Changes in and Disagreements With Accounting
                            and Financial Disclosure.........................24

PART III.....................................................................25
       Item 10.       Directors and Executive Officers of the Registrant.....25

PART IV......................................................................25
       Item 14.       Exhibits, Financial Statement Schedules and Reports
                            on Form 8-K......................................25


                                     (ii)

                                    PART 1

ITEM 1. BUSINESS(1)

GENERAL

     The Company is a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, wheel cylinders and brake hoses for the automotive aftermarket. The Company markets approximately 50% of its product under its UBP trademark (Universal Brake Parts) and the balance under its customers' private labels. The Company commenced operations in 1981 as a warehouse distributor of a wide variety of automotive aftermarket replacement parts servicing the Chicagoland area. In the early 1990's, the Company started shifting its focus to the brake parts segment of the business, and in the second half of 1996 liquidated the non-brake parts warehouse distributor business due to the lower margin and declining growth prospects of this segment of the business. The Company manufactures disc brake rotors in its Laredo, Texas facility, and formulates and manufactures conventional as well as integrally molded disc brake pads at its North American Friction plant, located in Toronto, Canada. In October 1995, it acquired a foundry in Budapest, Hungary which presently makes iron castings for numerous industries, but which could be capable of supplying brake rotors for the Company's internal requirements should certain significant additional equipment investment be made.

     The Company believes it is the leading supplier of "value line" brake parts (brake parts sold at prices significantly below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America. Many of the Company's "value line" competitors specialize in only one category of brake parts. By offering a full line of "value line" products in each of such categories, the Company believes it has an advantage over those competitors offering "value line" products in fewer brake part categories in light of the industry trend to consolidate the number of suppliers of products.

     The Company also conducts a wholesale "commodities" operation from its headquarters in Chicago, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices.

     In each of the past four years, the Company has experienced a greater than 30% increase in net sales of brake rotors and other brake parts. Due to several acquisitions and overall improvement of its brake parts business, sales in this category increased by 60% during 1996 compared to in 1995. No assurance can be

_____________________________
     (1) Some of the statements included in Item 1, Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possiblle that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur occur in a ddiferent manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

           Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices, as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statement.

given that this percentage increase in sales will continue at such level in the future. The Company currently markets its UBP Universal Brake Parts line to warehouse distributors, mass market retailers (e.g. Hi-Lo Auto Supply, Discount Autoparts, AutoWorks, APS, ISW), specialty, "under-the-car" distributors, national franchise and chain installers (e.g. Meineke, Midas, Monroe Muffler, Speedy Muffler and Car-X) located throughout the United States and Canada, principally through the Company's salespeople, independent sales representatives and telemarketing. The Company has recently been named a primary private label brake rotor and drum supplier to the national buying groups Pronto, AAAD and the Independent Auto Parts Association.

     Net sales of brake rotors and other brake parts account for an increasingly significant portion of the Company's total net sales and gross profits. The following table sets forth, for the three years ended December 31, 1994, 1995 and 1996, net sales attributable to brake parts and all other Company operations as a percentage of total net sales, and gross profits attributable to sales of brake parts and sales from all other Company operations as a percentage of total gross profits.


                                                  Year Ended December 31,
                         -------------------------------------------------------------------------------
                                1994                       1995                       1996
                         -------------------------  -------------------------  -------------------------
                         % OF TOTAL  % OF TOTAL     % OF TOTAL  % of TOTAL     % OF TOTAL  % OF TOTAL
PRODUCTS                 NET SALES   GROSS PROFITS  NET SALES   GROSS PROFITS  NET SALES   GROSS PROFITS
--------                 ----------  -------------  ----------  -------------  ----------  -------------
Brake Parts(1)..........     58%          70%           64%          79%           66%          81%
All other operations(2).     42%          30%           36%          21%           34%          19%
                            ----         ----          ----         ----          ----         ----
Total...................    100%         100%          100%         100%          100%         100%
                            ====         ====          ====         ====          ====         ====

----------------------
(1) Includes sales of brake rotors and drums, wheel cylinders and brake friction products.

(2) Includes sales of automotive hard parts, maintenance products and accessories on a warehouse distribution and wholesale basis, and for the period from October 2, 1995 through December 31, 1996 revenues from the Company's Hungarian foundry operations

     In October 1995, the Company acquired the assets of Csepel Iron Foundry Works, a producer of high quality gray iron and ductile iron casting products, located in Budapest, Hungary. The Company manufactures iron casting products at its Hungarian foundry primarily for the European automotive and machine tool industries. The foundry is not presently equipped to manufacture high volume, smaller-sized items such as brake rotors. The Company may at some time in the future upgrade the foundry (including additional equipment purchases) to produce iron castings for brake rotors, although the Company has no present plans to make such upgrades. All of the foundry's sales are in Europe.

     The Company's strategy is to capitalize on the increasing demand for brake rotors and other brake parts and the higher gross margins on sales of such brake parts by expanding its brake parts manufacturing operations and its specialty brake parts distribution business. The Company intends to seek a combination of additional senior and subordinated debt and possible equity financing to finance this expansion. The Company believes that it can implement its expansion strategy by: (i) gaining additional market share of friction brake products; (ii) purchasing additional brake rotor patterns to increase the number of brake rotor SKUs the Company manufactures; (iii) possibly acquiring other specialty brake parts distributors;

(iv) increasing its marketing activities relative to new brake parts product lines; and (v) increasing its inventories of brake parts.

     As part of the Company's strategy to expand its specialty brake parts distribution business and increase its focus on this segment, the Company has taken the following actions:

     (i) April 1995 - the Company purchased the brake rotor and drum inventory and customer list of the passenger car division of MHD Automotive, an Illinois-based distributor of brake parts;

     (ii) June 1995 - the Company acquired the inventory and customer list of North American Rotor, Inc., a distributor of brake drums and rotors;

    (iii) October 1995 - the Company acquired the assets of Csepel Iron Foundry Works, with a view toward potential future upgrading in order to eventually produce brake rotors for internal requirements (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hungarian Foundry);

     (iv) January 1996 - the Company, which owned 50% of the outstanding stock of UBP Friction, Inc., a Canadian-based specialty manufacturer of brake friction parts, acquired the remaining 50% of the outstanding capital stock;

      (v) March 1996 - the Company acquired the brake parts inventory and customer list of MPW Brake Supply of Cambridge, Massachusetts, an aftermarket brake parts distributor on the east coast;

     (vi) June 1996 - the Company acquired the assets and goodwill of North American Friction Inc., a Canadian manufacturer of a brake friction component used in the Company's brake friction manufacturing process;

    (vii) September 1996 - the Company substantially liquidated its non-brake parts warehouse/distribution division which enabled the Company to utilize the financial, warehouse and personnel resources previously used by such division in the Company's higher margin brake parts business. Liquidation was substantially completed by December 31, 1996; and

   (viii) November 1996 - the Company acquired all of the assets of the MCI Automotive Division of Excel Industries which was in bankruptcy. Inventory was acquired at values substantially less than current market values which the Company believes will enable it to obtain higher margins as the product is sold. The Company also acquired a substantial number of additional brake rotor patterns and additional equipment to increase its manufacturing capacity.

     The Company was incorporated in Delaware in January 1994 to act as a holding company for its direct and indirect subsidiaries including: (i) Universal Automotive, Inc., an Illinois corporation and the predecessor of the Company ("Universal"); (ii) UBP Canholdings, Inc., an Ontario, Canada corporation (which changed its name from 547647 Ontario Limited) which is the parent of Universal Brake Parts, Inc., an Ontario, Canada corporation (which changed its name from Aaron Automotive Industries, Inc.) (together

"UBP Canholdings") and International Discus Corporation, an Ontario, Canada corporation ("IDC"); and (iii) UBP Hungary Inc., a Delaware corporation, which is the parent company of UBP-Csepel Iron Foundry Kft., a Hungarian limited liability company ("UBP Hungary"). The Company conducts all of its operations through its subsidiaries. The Company's principal executive offices are located at 3350 North Kedzie, Chicago, Illinois 60618-5722, and its telephone number is (773) 478-2323. Unless the context otherwise requires, the term the "Company" includes Universal Automotive Industries, Inc. and its direct and indirect subsidiaries, including its predecessor, Universal Automotive, Inc.

INDUSTRY OVERVIEW

General

     According to the APAA After Market Fact Book 1994, the car and light truck portion of the North American automotive parts aftermarket, which consists of the market for replacement parts, maintenance items and accessories for new and used cars and light trucks, totaled $170 billion in retail sales in 1994. The replacement parts market grew 12% in 1994, the second consecutive year of double-digit growth. According to the Automotive Industries Association of Canada, several factors influence the demand for automotive aftermarket products, including (i) the size of national vehicle fleets, (ii) the age of national vehicle fleets, (iii) the number of miles driven each year, (iv) the length and coverage of manufacturers' warranties, (v) the quality and technical designs of vehicles, and (vi) the proliferation of auto parts.

     Other factors influencing the demand for aftermarket auto parts are the increase in the age of the automobile fleet and the number of miles driven. According to "Lang Marketing Resources," the average age of a car in the United States in 1996 was 8.9 years, up from 7.4 years in 1986. As cars age, and as they are used more extensively, they require more repairs and replacement parts.

     The ultimate consumers for automotive aftermarket products can be broadly divided into the following two categories: (i) the customer who chooses to have his car repaired at a commercial service establishment, such as a service station, repair shop or car dealer (the "Installer Segment"); and (ii) the customer who chooses to make the repairs himself (the "DIY Segment").

     The Company believes that in recent years there has been an industry shift away from the traditional channels of distribution toward alternative distribution channels, including the following: (i) manufacturers who sell parts to mass market retailers who sell parts to the DIY customer; and (ii) manufacturers who sell parts to warehouse distributors who sell directly to installers that provide repair and installation services. The Company believes the traditional warehouse jobber distribution system has suffered, and may continue to suffer, some erosion of total market share as a result of the expansion of such alternative distribution channels, particularly as a result of the increased presence in the market place of the mass-market retailer. However, the Company believes that these shifts in distribution channels will benefit the Company, as its principal brake parts customers are beneficiaries of this shift in distribution. This has also resulted in the Company's decision to liquidate its warehouse/distribution business, which was adversely impacted by such trends.

Brake System Replacement Parts

     Retail sales of brake system replacement parts in the United States have been growing faster than overall sales of automotive replacement parts. According to Bernstein Research's Genuine Parts Company and the Market for Automotive Replacement Parts, published in December 1991, over approximately the last decade, overall sales of automotive replacement parts have grown at about only 1% per year. According to APAA After Market Fact Book 1996, between 1993 and 1994 sales of brake system parts in the United States grew by 3%, and between 1992 and 1993 sales grew by more than 7%. The Company believes that brake parts sales are also rapidly growing in Canada. According to the Automotive Industries Association of Canada, in 1991, brake parts sales in Canada accounted for almost 25% of total automotive aftermarket replacement parts sales as compared to the United States where brake parts sales in 1992 accounted for less than 5% of total automotive aftermarket replacement parts sales. According to Aftermarket Business, not only are overall sales of brake parts higher, but gross margins from the sale of such parts are also significantly higher.

     Management believes that the growth in sales of brake system replacement parts, in particular, is attributable, in part, to modern design innovations, including the automotive industry's shift to the production of an increased number of front wheel drive vehicles, lighter-weight rotors and metallic brake pads. Front wheel drive vehicles create more wear on brake rotors than rear wheel drive vehicles. The newer metallic brake pads, which are now being produced in the place of non-metallic brake pads (i.e.., generally asbestos based), are abrasive and wear rotor surfaces much faster than the non-metallic pads. Lighter weight rotors are less costly than heavier rotors, and upon wearing down it is generally more cost effective to discard, rather than refurbish the rotors.

PRODUCTS

     In the early 1990's, the Company started shifting its focus to the brake parts segment of the business, and in 1996 elected to discontinue the non-brake parts warehouse distributor business due to the lower margins and declining growth prospects of this segment of the business. The Company manufactures disc brake rotors in its Laredo, Texas facility, and formulates and manufactures conventional as well as integrally molded disc brake pads at its North American Friction plant, located in Toronto, Canada. In October 1995 it acquired a foundry in Budapest, Hungary which presently makes iron castings for numerous industries. While this foundry could in the future produce and supply brake rotors to the Company, it would cost approximately $4,000,000 to put the necessary equipment into this facility. The Company lacks the funds to make such investment and no assurances can be given that the Company will make such additional investment.

     The Company historically offered to its jobber customers a wide selection of automotive products that cover a broad range of domestic and imported vehicle makes and models, stocking over 40,000 SKUs consisting of automotive hard parts, maintenance products and accessories. The Company has reduced the scope of its jobber business to approximately 2500 SKU's, comprised of brake parts products, with the remaining SKU's substantially sold off pursuant to an orderly liquidation.

MARKETING AND DISTRIBUTION

Marketing

     The Company organizes its marketing operations around three principal customer groups: (i) volume purchasers of private label brake parts;(ii) national franchise and chain installers; and (iii) Chicago area jobbers purchasing brake parts.

     Private Label Brake Parts Customers. The Company currently markets its UBP Universal Brake Parts label line to other warehouse distributors, mass market retailers (e.g., Hi-Lo Auto Supply, Discount

Autoparts, AutoWorks, APS, ISW), specialty "under-the-car" distributors, and jobbers located throughout the United States and Canada, principally through independent sales representatives retained by the Company on a commission basis. The Company employs two national sales managers who direct the Company's independent sales representative network and other brake parts marketing activities. Arrangements with the Company's independent sales representatives may be terminated at any time by either party.

     National Franchise and Chain Installers. The Company markets predominantly private label brake parts to national franchise and chain installers, including Meineke, Midas, Monroe Muffler, Speedy Muffler and Car-X, through telemarketing operations conducted from the Company's headquarters facility located in Chicago, Illinois. In certain instances, national franchise and chain installers, or dealer associations of which they are members, negotiate supply contracts with preferred suppliers, either encouraging or requiring purchases from the preferred suppliers. The Company is named as a preferred supplier to Meineke Shops which has agreed to encourage its over 400 Meineke Shops members to purchase brake parts from the Company and the Company has agreed to pay commissions to Meineke Shops once sales to participating Meineke Shop members exceed a certain dollar amount. The Company intends to increase its telemarketing operations, and anticipates that the Company's sales to national franchise installers will continue to grow.

     Jobber Customers. The Company has reduced the scope of its traditional warehouse-distribution business to approximately 2500 SKU's, comprised of brake parts. The Company's salespersons will continue to call on the Company's jobber customers to market its brake parts. The Company has liquidated a substantial portion of this inventory and has written down the balance to an anticipated net realizable value in 1996.

Distribution

     The Company provides rapid delivery of a broad variety of brake parts to its customers. The Company operates one central warehouse at its 126,000 square foot headquarters facility located in Chicago, Illinois, and three regional warehouses ranging in size from 4,000 to 40,000 square feet located across North America, with one warehouse located in the western United States in Compton, California, one warehouse located in western Canada in Vancouver, British Columbia, and one warehouse located in eastern Canada, in North York, Ontario. The Company has recently closed its Dallas, Texas regional warehouse by consolidating operations at its Compton, California facility. The Company believes that it has geographically positioned its warehouses to provide rapid delivery of brake parts to its customers. The Company generally delivers orders to its brake parts customers within four to five days from the time the order is placed. The delivery time is approximately 24 hours for brake parts ordered by customers located in the same geographical area as the specialty warehouse. All of the Company's warehouses employ a general manager and stock-handling employees. Customers may place their stock orders by telephone, electronic data interchange or by facsimile. Deliveries are made from all warehouses by common carrier.

     The Company conducts a wholesale commodities operation from its headquarters facility in Chicago, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices. The Company makes large volume purchases of products on the open market, generally buying from domestic and foreign manufacturers and other warehouse distributors, and resells such products to other warehouse distributors, mass market retailers and jobbers. Such operations result in gross margins that are significantly lower than gross margins from the Company's other operations. There can be no assurance that future market conditions will be favorable to the Company's wholesale commodities operations or that the Company will continue to generate sufficient revenues or acceptable profit margins from such wholesale operations. For the years ended December 31,

1994, 1995, and 1996, net sales from the Company's wholesale commodities operations accounted for approximately 15%, 16% and 15% of the Company's total net sales, respectively, and 4%, 5% and 4% of the Company's total gross profits, respectively.

     The Company currently has no backlog for orders of its products, as the automotive replacement parts industry requires rapid product delivery and orders from customers for merchandise generally are filled by the Company within 24 hours to one week of receipt.

MANUFACTURING

     The Company relocated its brake rotor manufacturing operations from Canada to Laredo, Texas during the first two quarters of 1996. The Laredo, Texas manufacturing facility has the capacity to machine from raw castings to finished product approximately 720,000 rotors which represents 20% of the brake rotor SKUs marketed under the Company's private label. Such facility became fully operational in July 1996.

     The manufacture of brake rotors involves: (i) the engineering and design of a pattern for each brake rotor SKU produced by the Company; (ii) the formation of a raw iron casting by a foundry from the brake rotor pattern; and
(iii) the machining of the raw iron casting to the specifications for the particular brake rotor SKU in production. The Company owns approximately 216 patterns for the brake rotors it manufactures which are used to pour the raw iron castings. The Company provides its brake rotor patterns to several unaffiliated foundries which pour the raw iron castings into molds made from such patterns and deliver them to the Company for machining at its Laredo facility. See "Suppliers and Raw Materials."

     In January 1996, the Company, which owned 50% of the outstanding stock of UBP Friction, Inc., a Canadian-based specialty manufacturer of brake friction parts, acquired the remaining outstanding stock. The brake friction parts manufactured by the Company consist of brake pads and shoes. These manufacturing operations are conducted at the Company's UBP Canholdings headquarters in North York, Ontario. In June 1996, the Company acquired the assets and goodwill of North American Friction, Inc., a Canadian manufacturer of a brake friction component (conventional pucks and integrally molded pads) used in the Company's brake friction manufacturing process.

     The Hungarian foundry acquired by the Company in October 1995 is not presently equipped to produce raw iron castings for use in the manufacture of brake rotors. The Company may in the future upgrade the foundry to enable it to produce internally certain of the raw iron castings used by the Company in the manufacture of brake rotors. The Company will need additional financing to upgrade the foundry, which the Company estimates would cost approximately $4,000,000, but can offer no assurance that it will be able to obtain such financing on favorable terms. At present, the Company has no plans to upgrade the foundry for this purpose. A variety of factors, including demand for non-rotor products in Europe and the desire to continue supplying existing foundry customers and the availability of funding for upgrading, could limit the desirability or ability of the foundry to supply castings to the Company.

SUPPLIERS AND RAW MATERIALS

Suppliers

     Product selection and purchasing functions for the Company's U.S. brake parts business are centralized at the Company's headquarters located in Chicago, Illinois. The Company purchases the brake part SKUs that it does not manufacture from over a dozen suppliers located throughout the world. Currently, the Company imports approximately 50% of its brake part inventories
(with the exception of friction products) from suppliers located in the People's Republic of China with the balance from various suppliers in Mexico, Taiwan, Italy, the United States and Canada.

     Although certain suppliers may provide a majority or all of the Company's requirements for a particular product or product subcategory, no supplier accounted for more than 40% of the Company's U.S. total product purchases during 1996. The Company believes that the loss of any one or more of its suppliers would not have a material adverse effect on the Company and that alternative sources of supply are readily available at comparable prices in all product categories. The Company believes that its relationships with its suppliers are good.

Tariff

     The International Trade Commission ruled rotors from China materially injured U.S. rotor manufacturers. As a result of this affirmative determination, the U.S. Department of Commerce will direct the U.S. Customs Service to impose anti-dumping duties on these products. As a result of the dumping duties, prices for brake rotors manufactured in China have risen approximately 6% to 8% since August 1996. The dumping duties can be reviewed yearly if requested by a Chinese manufacturer or by a U.S. brake rotor manufacturer. Depending on the results of the investigation, the tariff may be decreased or increased. The dumping margins are plant specific and are retroactive to the importer of record; however, the Company is not the importer of record for this purpose.

     The manufacturers of automotive aftermarket products typically provide replacement warranties, which the Company extends to its customers. In general, the Company is able to return to its suppliers slower moving or overstocked items for full credit, and the Company typically exercises its discretion to extend this same policy to its customers.

Raw Materials

     The primary components used in the Company's brake rotor manufacturing operations are raw iron castings. The Company primarily purchases raw castings from Waupaca Foundry Inc. ("Waupaca"). Waupaca is the largest producer of automotive rotor castings in North America. In addition to Waupaca, the Company purchases castings from several foundries in Canada and one in Mexico.

     The Company duplicates certain raw iron casting patterns used for the production of its better selling brake rotors and places such patterns at different foundries to assure a supply of the raw iron castings produced from such patterns. Although the Company believes that it has developed good relationships with the foundries that supply the Company's raw iron castings, any of such foundries could discontinue producing such castings for the Company at any time. The Company believes that the number of foundries equipped to produce raw iron castings such as the ones used by the Company in its manufacturing operations is limited. The loss of any major foundry as a supplier of raw iron castings and an inability of the Company to identify new foundries for the production of raw iron castings in a timely manner could have a material adverse effect on the Company's business. In addition, there can be no assurance that the foundries currently producing the Company's raw iron castings will be able to accommodate the anticipated expansion of the Company's manufacturing capabilities. The Company is continuously seeking to locate additional foundries that would be suitable for the production of its raw iron castings. The Hungarian foundry acquired by the Company in October 1995 is not presently equipped to produce raw iron castings for use in the manufacture of brake rotors and the Company has no present intention to upgrade the foundry for this purpose.

COMPETITION

     The Company's markets are highly competitive.   As a brake parts
manufacturer and distributor, the Company competes directly with other brake part manufacturers and brake parts distributors, including Aimco (a division of ITT Automotive, Inc.), Raybestos/Brake Products (a division of Echlin, Inc.), Wagner Brake Products (a division of Cooper Industries, Inc.), Bendix (a division of AlliedSignal Co.) and EIS (a division of Standard Motor Products), as well as numerous value line manufacturers and distributors specializing in one specific brake category.

     The Company competes primarily on the basis of price, inventory availability, delivery time and service. Many of the Company's competitors in both the jobber and the specialty brake parts distribution markets are larger and have greater capital, management and other resources than the Company. No assurance can be given that the Company will continue to compete successfully with such other competitors.

     The Company encountered certain competition in its foundry operations conducted in Budapest, Hungary; however, to date, the Company's manufacturing capacity is at or near full capacity in the manufacture of iron casting products for the European automotive and machine tool market. The Company believes that there are fewer foundries competing in the European machine tool die casting business than in other areas of production.

TRADEMARK

     The Company believes that the UBP Universal Brake Parts label is important to its marketing efforts and a significant portion of the Company's net sales are derived from sales of brake parts which it markets under its UBP Universal Brake Parts label. The UBP Universal Brake Parts trademark has been registered with the United States Patent and Trademark Office and Canadian Trademarks Office. There can be no assurance that prior registrations and/or uses of the trademark (or a confusingly similar mark) do not exist in the United States, in which case the Company might thereby be precluded from using such trademark in the United States. The Company can offer no assurance that the Company's trademark would be upheld if challenged or that the Company would not be prevented from using its trademark, both of which could have an adverse effect on the Company.

EMPLOYEES

     As of December 31, 1996, the Company's 400 full-time employees (153 in the United States, 93 in Canada and 154 in Hungary) were employed at the Company's places of business in the United States, Canada and Hungary. Effective December 31, 1995 the Company terminated its employee leasing agreement pursuant to which the Company's United States employees were actually employed by the employee leasing company and "leased" to the Company. Under this agreement, the employee leasing company provided the Company's employees their medical, unemployment, workmen's compensation and disability insurance through group insurance plans maintained by the employee leasing company. The Company now provides these benefits directly to its employees.

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

     In addition to those matters already set forth in Item 1, Business, the following may result in the Company not achieving certain results included in any statement that may be considered a forward looking statement. The Company cautions the reader that the following risk factors may not be exhaustive.

EXPANSION; POSSIBLE NEED FOR ADDITIONAL FINANCING

     The continued growth and financial performance of the Company will depend in part on the Company's ability to continue to expand its business through:
(i) gaining additional market share for friction brake products; (ii) the purchase of additional manufacturing machinery and brake rotor patterns to increase the number of brake rotor SKUs the Company manufactures; (iii) the possible acquisition of other brake parts manufacturers or distributors on favorable terms; and (iv) the successful operation of the Company's Hungarian foundry facility. While the Company regularly evaluates and discusses possible acquisitions, it has not entered into any commitment, agreement or understanding with any potential acquisition candidates, and there can be no assurance that it will be successful in locating suitable acquisition candidates or that any additional acquisitions will be consummated in the future. In addition, there can be no assurance that any operations that may be acquired can be effectively and profitably integrated into the Company. The Company's future results will be affected by its ability to manage its operations and growth effectively and to continue to obtain an adequate supply of quality brake parts on a timely and cost-effective basis to meet the growing demand for the Company's UBP Universal Brake Parts products. The Company can offer no assurance that any future expansion of its operations or acquisitions will not have an adverse effect on the Company's operating results, particularly during the periods immediately following any such expansion or acquisition. The Company will be required to seek additional financing to fund its expansion through acquisitions or the upgrade of existing facilities. The Company has no current commitments or arrangements for additional financing there can be no assurance that additional financing will be available on acceptable terms, or at all. The Company may also issue Common Stock or other securities in connection with future acquisitions, resulting in additional dilution to existing stockholders.

INDEBTEDNESS

     The Company has incurred significant indebtedness, to date, in connection with its operations. As of February 28, 1997 the Company's total consolidated indebtedness was approximately $18.8 million. A substantial portion of this indebtedness is secured by substantially all of the Company's assets and by a pledge of all of the outstanding capital stock of the Company's subsidiaries. As a result of such indebtedness, the Company (i) is prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in its efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and
(iii) would be vulnerable to increases in interest rates since substantially all of the Company's borrowings are at floating rates of interest.

     The Company, pursuant to its credit agreement with American National Bank & Trust Company of Chicago (which administers the Company's domestic borrowings, and together with its affiliates, First Chicago NBD Bank, Canada, and First National Bank of Chicago (European Branch) are hereinafter collectively referred to as the "Bank"), agreed to satisfy certain financial covenants, including, without limitation, ratio of liabilities to tangible net worth, cash flow to fixed charges ratios and minimum tangible net worth. As of December 31, 1996, the Company was in violation of its liabilities to tangible net worth and cash flow to fixed charges ratio covenants and a covenant which required the Company to obtain a minimum of $3,000,000 in the form of a contribution of equity capital or the issuance of subordinated debt on or before December 31, 1996. The Bank has entered into a waiver agreement with the Company whereby it has waived the event of default with respect to these covenants as of and for the quarter ended December 31, 1996. The Company remains out of compliance with such covenants; however, the Bank has agreed to consider extension of its waiver based upon its review of the Company's financial statements for the first quarter of 1997. There can be no assurances that subsequent events will not cause the Company to be in violation of any of its other covenants with the Bank. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. The Company has obtained unsecured loans aggregating $1,050,000 from one affiliate and certain individuals, maturing at various times during 1997 and subordinated to the Bank Loan. Should the Company be unable to pay off such loans when due or extend the maturity thereof, the Company may default on such loans.

DEPENDENCE UPON KEY PERSONNEL

     The Company's continued success will depend to a significant degree upon the efforts and abilities of its senior management, in particular, Yehuda Tzur, Arvin Scott and Eric Goodman, its Chairman of the Board, President and Chief Executive Officer, and Executive Vice President-Canadian Operations, respectively. The loss of the services of Mr. Tzur, Mr. Scott or Mr. Goodman could have a material adverse effect on the Company. The Company has employment agreements with each of these individuals. The Company maintains, and intends to continue to maintain, key man term life insurance policies covering the life of each of Mr. Tzur, Mr. Scott and Mr. Goodman in the amount of $1,000,000, $1,000,000, and $1,300,000-CDN, respectively, the proceeds of which would be payable to the Company.

ACQUISITION OF HUNGARIAN FOUNDRY

     In October 1995 the Company acquired the assets of Csepel Iron Foundry Works, a producer of high quality gray iron and ductile iron casting products, located in Budapest Hungary. Csepel Iron Foundry Works has been a supplier of gray iron and ductile castings to the machine tool, transport and automotive industries in Europe for over 50 years. The Company is operating the foundry facility in its existing location and retained the existing management and manufacturing staff. The Company has renovated the foundry to improve its existing manufacturing facilities. The Company can offer no assurance that its foundry operations will be successful.

     The Company's investment in the Hungarian foundry facility involves certain special risks not usually associated with an investment in a U.S. company, including risks related to: (i) greater social, economic and political uncertainty; (ii) certain restrictions on foreign investment and repatriation of capital; (iii) exchange control regulations; (iv) currency exchange rate fluctuations, which may increase the costs associated with conversion of the investment principal and income from one currency to another; (v) higher rates of inflation; (vi) greater governmental involvement in the economy; and (vii) the application of certain environmental regulations to the foundry property. The Company has been approved for insurance from the Multilateral Investment Guarantee Agency, an affiliate of the World Bank, to protect the Company against risks associated with currency transfer, expropriation and war and civil disturbances.

INSURANCE

     Although the Company currently has general liability insurance for all its operations, prior to September 1994 the Company did not have general or products liability insurance for its brake rotor manufacturing operations. The Company would be adversely affected if it should incur liability for a general or products liability claim relating to an incident which occurred prior to the time the Company obtained general and products liability coverage for its manufacturing operations. To date, no such claim has been asserted against the Company. In addition, the Company would be adversely affected by the incurrance of liability which is not covered by insurance or is in excess of policy limits.

NO DIVIDENDS

     The Company does not currently intend to declare or pay any cash dividends on the Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development and expansion of its business. Moreover, the Company's bank lines of credit prohibit the declaration and payment of cash dividends. Prospective investors should not expect the Company to pay dividends on its Common Stock until such time, if any, that the Company is able, if at all, to obtain a release of the prohibition on the payments of dividends imposed by the terms of its credit facilities. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors, including the Company's contractual obligations.

EXERCISE OF WARRANTS

     The 1,495,000 Units sold by the Company in connection with its initial public offering ("IPO") in December 1994 were comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Warrants") entitling the holder thereof to purchase one share of Common Stock at an exercise price of $7.00 per Share, subject to certain adjustments, at any time until December 15, 1999, unless previously redeemed. In connection with the IPO, the Company issued warrants (the "Underwriter's Warrants") entitling the Underwriter to purchase from the Company, at an exercise price per Underwriter's Warrant of $7.25, up to 130,000 Units comprised of one share of Common Stock and one Warrant. On January 24, 1996, the Underwriter and its assignees exercised the Underwriter's Warrants then held (an aggregate of 130,000 Warrants). Based on the Underwriting Agreement, the holders of such Underwriter's Warrants elected to exchange shares of Common Stock (78,675 shares) whose then current market value was equal to the total required exercise price of $942,500 (130,000 units at $7.25). Thus, an additional 51,325 shares of Common Stock were issued to the Underwriter, (or certain employees thereof, who had been assigned certain of such Underwriter's Warrants) without any cash consideration to the Company. The exercise price of the Underwriter's Warrants included in such units is 160% of the exercise price ($7.00) of the aforementioned warrants issued to the public (or $11.20). Such Warrants have not yet been exercised.

     For the life of the Warrants, the holders thereof are given the opportunity to profit from a rise in the market price for the Company's securities without assuming the risk of ownership, with a resulting dilution in the interest of other security holders. As long as such Warrants remain unexercised, the terms under which the Company could obtain additional capital may be adversely affected. Moreover, the holders of such Warrants may be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of its securities on terms more favorable than those provided by such Warrants.

ITEM 2. PROPERTIES

     The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:



                                                               Approximate    Leased
                                                                   Area         or
         Location                          Use                in Square Feet   Owned
------------------------------------------------------------------------------------
Chicago, Illinois            Company headquarters,                   126,000   Owned
                             executive and sales offices
                             and full-service warehouse
------------------------------------------------------------------------------------
Budapest, Hungary            Foundry                                 270,000   Owned
------------------------------------------------------------------------------------
North York, Ontario, Canada  Executive and sales offices,             40,000  Leased
                             brake friction parts
                             manufacturing  and specialty
                             brake parts warehouse
------------------------------------------------------------------------------------
Compton, California          Specialty brake parts warehouse          25,000  Leased
------------------------------------------------------------------------------------
Vancouver, British
Columbia, Canada             Specialty brake parts warehouse           4,000  Leased
------------------------------------------------------------------------------------
North York, Ontario, Canada  Conventional and integrally              17,500  Leased
                             molded brake pad manufacturing
------------------------------------------------------------------------------------
Laredo, Texas                Brake parts manufacturing                50,000  Leased
====================================================================================

     The Company's headquarters facility located in Chicago, Illinois, which is owned by the Company, is mortgaged to secure borrowing under the Company's revolving credit facility and certain other indebtedness. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. The warehouse portion of the Company's headquarters facility (approximately 110,000 square feet) is currently fully utilized. The Company believes that its headquarters facility provides and will continue to provide adequate capacity for its current level of executive operations; however, if sales continue to expand, additional warehouse space will be needed.

     The Company's approximately 240,000 square foot foundry facility located in Budapest, Hungary, which is owned by the Company, is mortgaged to secure borrowings under the Company's NBD Bank (Frankfurt) credit facility and term loan. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     The Company leases the North York, Ontario executive office and warehouse facility from an unaffiliated party for approximately $137,000 per year, which lease expires in February 1999. The Company believes that the North York facility will provide adequate capacity for the Company's currently anticipated brake friction manufacturing operations.

     The Company leases its specialty brake parts warehouse facilities located in Compton, California, and Vancouver, British Columbia, from unaffiliated parties. The Company leases the North York, Ontario brake pad manufacturing facility from an unaffiliated party for approximately $72,000 per year which lease expires in June 2000.

     The Compton, California facility's annual rental is approximately $88,000 and is on a month to month basis. The Vancouver, British Columbia facility's annual rent is approximately $21,000 and expires August 31, 1997.

     The Company leases its Laredo, Texas manufacturing facility from an unaffiliated party for approximately $60,000 per year, which lease expires in December 1997. The Company believes that this facility will provide adequate capacity for the Company's currently anticipated brake rotor manufacturing operations.

     The Company believes, that the above-described facilities are adequate for the Company's current level of operations. Until June 1995, the Company leased its former Chicago headquarters (which subsequent to May 1994 had been used only to store obsolete inventory prior to its disposal) from a land trust operating as a partnership comprised of three of the Company's executive officers and directors.

ITEM 3.  LEGAL PROCEEDINGS

     During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of a bankrupt entity ("the Debtor") from and to which the Company had purchased and sold certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5.1 million in damages under two claims. The largest claim, for approximately $4.6 million, is the result of allegedly "voidable transactions" concerning transfers of automotive parts by the Debtor to the Company without receiving "reasonably equivalent values." Although the Company, which is presently defending such action, believes that no significant liability will result, it can offer no assurance thereof. These legal proceedings would have a material adverse effect on the Company's business, financial condition and results of operations if judgment was entered against the Company and it was ordered to pay a significant portion of the damages sought. The Company has not reserved any amount for payment in connection with the litigation.

     All other legal proceedings and actions to which the Company is a party are of an ordinary and routine nature incidental to the operations of the Company. The Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1996.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the Nasdaq SmallCap Market under the symbol "UVSL" and on The Chicago Stock Exchange under the symbol "UVS." The Redeemable Common Stock Purchase Warrants are listed on the Nasdaq SmallCap Market under the symbol "UVSLW" and on The Chicago Stock Market under the symbol "UVSWS." The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock and for the Redeemable
Common Stock Purchase Warrants as reported by the Nasdaq SmallCap Market on a quarterly basis, for the years 1995 and 1996. The Common Stock and the Redeemable Common Stock Purchase Warrants were initially listed on the Nasdaq SmallCap Market and on The Chicago Stock Exchange on December 15, 1994.

             COMMON STOCK                              HIGH     LOW
                                                      ------   -----
             1995
             First Quarter .........................  $10.62   $9.50
             Second Quarter ........................   11.37    9.62
             Third Quarter .........................   11.75   10.50
             Fourth Quarter ........................   12.87   11.12

             1996
             First Quarter .........................  $12.00   $6.75
             Second Quarter ........................   10.75    9.50
             Third Quarter .........................   10.25    7.62
             Fourth Quarter ........................    8.00    1.25


           REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                                       HIGH     LOW
                                                      -------  -----
             1995
             First Quarter .........................   $4.87   $4.12
             Second Quarter ........................    6.37    4.37
             Third Quarter .........................    6.87    5.68
             Fourth Quarter ........................    7.00    6.00

             1996
             First Quarter .........................   $6.63   $4.25
             Second Quarter ........................    6.50    4.50
             Third Quarter .........................    5.25    3.88
             Fourth Quarter ........................    4.00     .50



     As of April 4, 1997, there were approximately 850 beneficial holders of the Common Stock.

     The Company has not paid any cash dividends on its Common Stock. The Company does not intend to declare or pay any cash dividends on the Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development of and expansion of its business. Moreover, the Company's bank lines of credit prohibit the declaration and payment of cash dividends. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors, including the Company's contractual obligations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     For the period beginning on and after January 1, 1992 and terminating on April 30, 1994, the Company elected to be treated as an "S Corporation" for federal income tax purposes under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's earnings for such period were taxed, for federal and certain state income tax purposes, directly to the Company's stockholders rather than to the Company. Since the termination of its S Corporation status in April 1994, the Company has been subject to corporate income taxation as a "C Corporation." For the period during which the Company was an S Corporation, the Company made periodic distributions of S Corporation income to each of its then existing stockholders the majority of which distributions were to correspond with such stockholder's tax liabilities associated with the Company's earnings. In 1994, the Company made distributions of S Corporation income to stockholders in the aggregate of $237,371, including approximately $140,000 in connection with their remaining 1993 income tax liabilities. The Company did not make distributions of S Corporation income to stockholders for their potential tax liability, if any, associated with the Company's earnings for the four months ended April 30, 1994, the date on which the Company terminated its S Corporation status.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1996, 1995 and 1994 and the balance sheet data at December 31, 1996 and 1995 are derived from the audited financial statements of the Company included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data at December 31, 1994, 1993 and 1992 are derived from audited financial statements not included herein. The pro forma data are based on the circumstances described in the accompanying footnotes and the information discussed in Note 1 of the Notes to the Company's Consolidated Financial Statements.

                                                   (in thousands except for per share data)
                                                        Years Ended December 31, (1)
                                             -------------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                              ---------  ----------  ---------  ---------  ---------
Statement of Operations Data:
Net sales................................      $ 63,060    $ 46,815    $ 39,712    $ 33,170   $ 33,510
Cost of Sales............................        51,785      38,748      33,405      28,248     29,335
                                              ---------   ---------  ----------   ---------  ---------
 Gross profit............................        11,275       8,067       6,307       4,922      4,175
Selling, general and administrative
 expenses................................        10,599       7,219       4,998       4,353      2,653
                                              ---------   ---------  ----------   ---------  ---------
 Income from operations..................           676         848       1,309         569      1,522
                                              ---------   ---------  ----------   ---------  ---------

Other expense (income):
 Equity in income of affiliate...........            (1)          6         (60)       (181)         0
 Interest expense........................         1,184         843         689         366        296
 Loss (Gain) on disposition of assets....           (44)         (4)         70           0         43
 Other...................................           (69)        (29)          7         (54)       (25)
                                             ----------   ---------  ----------   ---------  ---------
                                                  1,070         816         706         131        314
                                             ----------   ---------  ----------   ---------  ---------

Income (loss) before provision for income
 taxes and cumulative effect of accounting
 change..................................          (394)         32         603         438      1,208
Income tax provision (2).................            99          32         129          17         22
                                             ----------   ---------  ----------   ---------  ---------
Income (loss) before cumulative effect of          (493)         64         474         421      1,186
accounting change........................             0           0          47           0          0
Cumulative effect of accounting change (4)   ----------   ---------  ----------   ---------  ---------
Net income (Loss) for period.............     $    (493)       $ 64       $ 521       $ 421    $ 1,186
                                             ==========   =========  ==========   =========  =========

Pro forma income per share (2):
 Income before provision for income taxes
 and cumulative effect of accounting change                               $ 603       $ 438
 Income tax provision....................                                   128         170
 Income before cumulative effect                                     ----------  ----------
 of accounting change....................                                   475         268
 Cumulative effect of accounting change                                      46           0
                                                                     ----------  ----------
Net income                                                                $ 521       $ 268
                                                                     ==========  ==========

Net income (loss) per common share:          $    ( .07)      $ .01       $ .10      $  .07
 before cumulative effect adjustment.....             0           0         .01           0
 Cumulative effect adjustment............    ----------  ----------  ----------  ----------
 Net income (loss) per share.............    $    ( .07)      $ .01       $ .11       $ .07
 Weighted average number of common shares    ==========  ==========  ==========  ==========
 outstanding (3).........................     6,647,796   7,129,966   4,918,630   4,078,000
                                             ==========  ==========  ==========  ==========

                                                             December 31, (1)
                                      -----------------------------------------------------
                                         1996        1995       1994      1993      1992
                                      ----------  ----------  --------  --------  ---------
Balance Sheet Data:
 Working capital.......................   $14,268     $14,327   $11,630    $1,973   $1,909
 Total assets..........................    38,027      26,416    23,464    11,726    8,403
 Long-term debt, less current portion..    15,394      12,085     7,711       852      365
 Total stockholders' equity............     8,856       8,559     8,012     2,156    1,656

----------------

(1) The financial data as of and for the year ended December 31, 1992 include only the operations of Universal Automotive, Inc., the predecessor of the Company. The financial data as of and for the year ended December 31, 1993 include the operations of the Company and IDC. For the period from January 1, 1993 through September 30, 1993, certain Stockholders/Executive Officers owned all of the issued and outstanding capital stock of IDC Holdings Corporation, which owned 50% of International Discus Corporation, and the investment in and the results of operations of International Discus Corporation are recorded on the equity method for such period. For the period from October 1, 1993 through December 31, 1993, IDC Holdings Corporation owned 100% of IDC and the Company's Consolidated Financial Statements for such period include, on a consolidated basis, the operations of Universal and IDC. The financial data as of and for the year ended December 31, 1994 include, on a consolidated basis, the operations of Universal and IDC and for the period from May 1, 1994 through December 31, 1994, also include the operations of UBP Canholdings, which was acquired by the Company effective April 30, 1994. The financial data as of and for the year ended December 31, 1995 include, on a consolidated basis, the operations of Universal IDC and UBP Canholdings and, for the period from October 2, 1995 through December 31, 1995, also include the operations of UBP Hungary which was acquired by the Company effective October 2, 1995. Pro forma information for UBP Hungary is not included because no financial statements for periods prior to acquisition of the predecessor entity are available. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 of the Notes to the Company's Consolidated Financial Statements.

(2) For the period beginning on and after January 1, 1992 and terminating on April 30, 1994, Universal elected to be treated as an "S Corporation" under the Internal Revenue Code of 1986, as amended, whereby income or loss of the Company is allocated to its stockholders, by inclusion in their respective individual income tax returns. Accordingly, no liability or provision for federal income taxes is reflected for Universal for the years ended December 31, 1993 and 1992, and for the period from January 1, 1994 through April 30, 1994. The pro forma income per share adjustment for the years ended December 31, 1994 and 1993 reflect a provision for federal income taxes as if the Company were a "C Corporation" rather than an S Corporation for such periods. See Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 and Note 7 of the Notes to the Company's Consolidated Financial Statements.

(3) For the year ended December 31, 1993 common shares outstanding have been computed using the modified treasury stock method. Shares of common stock sold within 12 months prior to the date of the Company's initial public offering for a per share price less than the initial public offering price are included in the calculation of net income per share as if they had been outstanding for the entire period. For the year ended December 31, 1994, common shares outstanding are based on the weighted average number of shares outstanding during the year. For the year ended December 31, 1995, primary net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method based on the average price of the stock during the period. Common stock equivalents include shares issuable upon conversion of the Company's warrants and options. Fully diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method based on the end of the period stock price. Because of the net loss incurred during 1996, common stock equivalents are not included for such year in the weighted average number of shares outstanding in determining loss per share. See Note 2 of the Notes to the Company's Consolidated Financial Statements.

(4) As discussed in Note 2 to the Notes to the Company's Consolidated Financial Statements, in 1994 the Company changed its method of determining inventory costs for financial reporting purposes to include capitalization of inbound customs and transportation costs. The cumulative effect on prior years of this change was $47 (net of income taxes of $29).

(5) Certain 1995 and 1994 selling, general and administrative expenses have been reclassified to cost of sales to conform to 1996 classifications, without affecting income from operations. Other reclassifications of certain 1995 items have been made to conform to 1996 classifications.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(2)

GENERAL

    The Company is a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, and wheel cylinders. The Company believes it is the leading supplier of "value line" brake parts (brake parts sold at prices significantly below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America.

    Change in Tax Status. For the period beginning on and after January 1, 1992 and terminating on April 30, 1994, the Company elected to be treated as an "S Corporation" for federal income tax purposes under Subchapter S of the Code.
As a result, the Company's earnings for such period were taxed, for federal and certain state income tax purposes, directly to the Company's stockholders rather than to the Company. Since the termination of its S Corporation status in April 1994, the Company has been subject to corporate income taxation as a "C Corporation."

___________________________________
    2 Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occured. For example, phrases such as "the Company anticipate," "believes" or "expects" indicate that it is possible that the event anticipated, belived or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company doe4s not undertake any obligation to publicly releasethe result of any revisions to these forward looking statements that may be made to reflect any future event of circumstances.

       Readers should carefully review the items included in Item 1, Description of Business - Risk Affecting Forward Looking Statements and Stock Prices, as they relate to any forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

      Net sales for the year ended December 31, 1996 increased by $16,244,688 or 35% to $63,059,515 from $46,814,827 in 1995. Such increase was due to a 60%
increase in sales in the Company's brake parts business and a full year's revenue of the Company's Hungarian foundry which was acquired in October 1995. This increase was achieved despite a 49% sales decrease in the Company's non-brake parts warehouse distribution business which was liquidated in 1996.

      Gross profit for the year ended December 31, 1996 increased by $3,208,112 or 40% to $11,274,779 from $8,066,667 in 1995. Gross profit margin increased from 17.2% in 1995 to 17.9% in 1996. The increase in gross profit was attained as sales of higher margin brake related product continued to replace sales of discontinued non-brake warehouse distribution business and inclusion of a full year of operations of the Company's Hungarian foundry. The increase in gross profit margin was attained due to the fact that sales of brake related product is at a higher margin than the sales of non brake parts which it replaced and despite significantly lower margins reported by the Hungarian foundry.

      Selling, general and administrative expenses for the year ended December 31, 1996 were $10,599,238 or a 47% increase over the 1995 year of $7,219,126.
Such increase was due primarily to: (i) an approximately $2,100,000 increase in selling and distribution expenses of a mostly variable nature related to the sales increase in the UBP Brake Parts business; (ii) an approximately $955,000 increase due to the inclusion of a full year's results for the Company's Hungarian foundry; (iii) an approximately $221,000 increase due to the acquisition in June 1996 of the North American Friction brake pad manufacturing business; and (iv) a charge of $195,000 to increase the reserve for bad debts to reflect collection risks associated with a certain customer.

      Income from operations for the year ended December 31, 1996 decreased by $172,000 or 20% to $675,541 from $847,541 in 1995. This decrease resulted from an increased loss from operations for the Hungarian foundry of approximately $572,000, which was not offset by increased income from operations in the Company's UBP Brake Parts business.

      Interest expense for the year ended December 31, 1996 increased by $340,785 or 40% to $1,184,018 from $843,233 in 1995. Such an increase resulted in an overall increase in the Company's borrowing under its bank line of credit and other subordinated borrowings which were used to finance: (i) the overall increase in sales and related increases in working capital requirements; and
(ii) purchase of equipment and improvements for the manufacturing facilities and the Hungarian foundry. Also, subordinated borrowings bear interest at higher rates than bank borrowings.

      Income (loss) before provision for income taxes and cumulative effect of accounting change for the year ended December 31, 1996 decreased by $426,299 to a loss of $394,712 in 1996 from income of $31,587 in 1995. Net income (loss) for the year ended December 31, 1996 decreased by $557,670 to a net loss of $493,420 from net income of $64,250 in 1995. These decreases resulted from the factors discussed above.

Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

      Net sales for the year ended December 31, 1995 increased by $7,102,698 or 18% to $46,814,827 from $39,712,129 in 1994. Such increase was due primarily to increased sales in the Company's UBP Brake Parts distribution business. The
18% overall increase was achieved despite a 20% sales decrease in the Company's Chicago warehouse distribution business.

      Gross profit for the year ended December 31, 1995 increased by $1,759,496 or 28% to $8,066,667 from $6,307,171 in 1994. The gross profit margin increased from 15.9% in 1994 to 17.2% in 1995. This increase is attributable primarily to an increase in 1995 of brake part sales which generate higher gross margins than sales of other automotive replacement parts.

      Selling, general and administrative expenses for the year ended December 31, 1995 increased by $2,220,875 or 44% to $7,219,126 from $4,998,251 in 1994.
Such increase was due primarily to: (i) an approximately $1,100,000 increase in selling and distribution expenses of a mostly variable nature related to the sales increase in the UBP Brake Parts business; (ii) an approximately $500,000 increase due to the inclusion of UBP Canholdings' results for all of 1995, compared to the inclusion of only eight months in 1994; (iii) an approximately $250,000 increase in professional fees related primarily to the Company's stock being publicly traded; (vi) an approximately $165,000 increase related to expenses incurred by UBP Hungary, which was acquired in October, 1995; and (v) approximately $169,000 in stock option compensation cost.

      Income from operations for the year ended December 31, 1995 decreased by $461,379 or 35% to $847,541 from $1,308,920 in 1994. This decrease resulted from the increase in selling, general and administrative expenses.

      Interest expense for the year ended December 31, 1995 increased by $153,807 or 22% to $843,233 from $689,426 in 1994. Such increase resulted from an increase in the Company's borrowing under its bank line of credit which was used to finance: (i) the overall increase in sales and the related increases in working capital requirements; and (ii) the acquisition of and improvements at the Hungarian foundry.

      Income before provision for income taxes and cumulative effect of accounting change for the year ended December 31, 1995 decreased by $571,398 or 95% to $31,587 from $602,985 in 1994. This decrease is attributable to the overall increase in selling, general and administrative expenses discussed above.

      Net income for the year ended December 31, 1995 decreased by $457,125 or 88% to $64,250 from $521,375 in 1994. This decrease resulted from the factors discussed above.

Year Ended December 31, 1994 Compared To Year Ended December 31, 1993

      Net sales for the year ended December 31, 1994 increased by approximately $6,542,000 or 20%, to $39,712,129 from $33,170,049 in 1993. Such increase was due primarily to the Company's acquisition of UBP Canholdings in April 1994, and the inclusion of approximately $6,000,000 for UBP Canholdings' net sales from May 1994 through December 31, 1994.

      Gross profit for the year ended December 31, 1994 increased by approximately $1,368,785 or 28%, to $6,307,171 from $4,938,386 in 1993. Such increase in gross profit was attributable, in part, to the inclusion of IDC's operating results on a consolidated basis for the period. For the first nine months of 1993 the Company's investment in IDC was accounted for by the equity method. The increase in gross profit was also attributable to the inclusion of UBP Canholdings' operating results for the period from May 1 to December 31, 1994, which led to a higher mix of brake parts sales on a consolidated basis and an increase in brake part sales which generated higher gross margins.

       Selling, general and administrative expenses for the year ended December 31, 1994 increased by approximately $644,872 or 15% to $4,998,251 from $4,353,379 in 1993. Selling, general and administrative expenses for 1993 included an $866,000 bonus to an executive officer of the Company. Excluding this 1993 bonus, the increase in selling, general and administrative expenses for 1994 would have been $1,510,872. Such increase was due primarily to: (i) the addition of approximately $1,300,000 of expenses as a result of the acquisition of UBP Canholdings and the treatment of IDC's and UBP Canholdings' (for the period from May 1, 1994 to December 31, 1994) operating results on a consolidated basis; and (ii) approximately $200,000 in expenses incurred in connection with the Company's relocation to its new headquarters and central warehouse facility in June 1994.

       Income from operations for the year ended December 31, 1994 increased by approximately $723,000 or 123%, to $1,308,920, from $585,007 in 1993. This increase resulted from the increase in gross profit of $689,426 exceeding the increase in selling, general and administrative expenses.

       Interest expense for the year ended December 31, 1994 increased by approximately $323,000 or 88% to $689,426, from $365,651 in 1993. Such increase resulted from: (i) an increase in the Company's borrowing under its bank lines of credit; (ii) the purchase by the Company in January 1994 of its new headquarters and central warehousing facility for a purchase price of $1,750,000, all of which was financed by bank debt; (iii) the inclusion of IDC's interest expense on a consolidated basis; (iv) increased borrowing to finance the Company's recent acquisition of new manufacturing machinery; and
(v) an increase in the Company's lenders' reference rates of interest on which the interest rates on a substantial portion of the Company's indebtedness were based.

       Income before provision for income taxes and cumulative effect of accounting change for the year ended December 31, 1994 increased by approximately $165,000 or 38%, to $602,985, from $438,132 in 1993.

       Net income for the year ended December 31, 1994 increased by approximately $100,000 or 24%, to $521,375, from $420,783 in 1993. This increase resulted from the factors discussed above.

CAPITAL EXPENDITURES

       For the year ended December 31, 1994, capital expenditures totaled approximately $3,180,000 consisting primarily of (i) the purchase and improvement of the Company's headquarters facility in Chicago, Illinois for approximately $1,825,000, (ii) the purchase of new manufacturing machinery and brake rotor patterns for approximately $885,000, and (iii) the purchase of new warehousing and computer equipment and fixtures for approximately $340,000.

       For the year ended December 31, 1995, capital expenditures totaled approximately $1,983,000 consisting primarily of: (i) the acquisition of the Hungarian foundry for approximately $960,000; (ii) the expenditure of approximately $200,000 for improvements and renovations to the Hungarian foundry; and (iii) approximately $700,000 for the acquisition of machinery and new brake rotor SKU patterns for the raw iron castings used in the Company's brake rotor manufacturing operations.

       For the years ended December 31, 1996, capital expenditures totaled approximately $3,973,000, consisting primarily of: (i) the acquisition of brake friction manufacturing machinery and equipment for approximately $2,300,000; (ii) the acquisition of machinery, equipment and additional brake rotor patterns to expand the brake rotor manufacturing capacity for approximately $600,000; and (iii) upgrade and renovation of the Hungarian foundry for approximately $1,000,000.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company's primary liquidity needs have been associated with carrying accounts receivable and maintaining inventories. Prior to the Company's initial public offering, which was completed in December 1994, the Company relied on internally generated funds, credit made available from suppliers and bank lines of credit. The Company's working capital needs are generally not seasonal in nature, although business slows down slightly during the winter months. Certain capital expenditures have been funded through bank loans and capital lease arrangements.

       In May 1995 the Company entered into a credit agreement (the "Credit Agreement") with NBD Bank ("NBD"), pursuant to which NBD (i) replaced all previously existing American National Bank facilities and loans, and (ii) consolidated existing credit facilities and loans for both the United States and Canadian entities. The Credit Agreement, as amended from time to time, permits revolving line of credit borrowings in amounts up to $12,000,000 due May 18, 2000 and additional borrowings of up to $500,000 to finance equipment purchases, to be paid off over a five-year term. Under the Agreement, the Bank also (i) refinanced the first mortgage on the Company's headquarters for a total of $1,300,000 due in April, 2000, and (ii) extended to the Company an authorization to finance the acquisition of machinery and equipment. It should be noted that NBD subsequently merged with First National Bank of Chicago, and as a result of such merger, the Credit Agreement, as amended, has been transferred back to its American National Bank subsidiary (collectively, the "Bank"). In addition, as noted below, the Company also obtained an additional $2,000,000 line of credit for equipment acquisitions and a $2,250,000 credit facility from NBD (Frankfurt) to fund its Hungarian foundry operations.

       The Agreement, as amended, contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial covenants, including, without limitation, ratios of current assets to current liabilities, cash flow to fixed charges ratios and minimum tangible net worth. As of December 31, 1996, the Company was in violation of three of these financial covenants. The Bank entered into a waiver agreement whereby the Bank waived the event of default with respect to such covenants as of and for the quarter ended December 31, 1996. The Company anticipates, although it cannot guarantee, that improved operations and additional financing will bring the Company back into compliance with the loan covenants in question.

       All borrowings under the Credit Agreement are at the bank's prime rate (8.25% at December 31, 1996) and/or various LIBOR options, except for the term loans described below, for which the Company has chosen a fixed rate. The facilities are secured by a first lien on substantially all of the Company's North American assets and by a pledge of all of the outstanding capital stock of the Company's subsidiaries. At December 31, 1996, approximately $496,000 was available for borrowing under the revolving line of credit.

       The first mortgage note on the Company's headquarters facility is payable to the Bank in quarterly installments of $16,250 plus interest. The Company has entered into a fixed interest rate swap agreement with the Bank which fixes the rate of interest the Company pays at a rate of 8.58%. The swap contract is settled on a quarterly basis with the Company either paying or receiving the difference between the fixed rate specified in the contract and the current floating rate. For the years ended December 31, 1996 and 1995, the Company paid a net amount of $6,495 and $657 under this agreement. The Company is exposed to off-balance sheet risk in the event of nonperformance by the Bank; however, the Company believes the Bank will be able to satisfy its obligation under the contract.

       The Company has outstanding notes payable to the Bank (pursuant to its authorization to borrow up to $2,500,000 for the acquisition of machinery and equipment) in the aggregate amount at December 31, 1996 of approximately $1,970,000. These notes are payable in monthly installments of approximately $62,700 including interest at rates ranging from 9.1% to 11% per annum. All of the notes mature between 1999 and 2001 and are collateralized by first liens on all of the Company's assets, pursuant to the Credit Agreement.

       On January 2, 1996, the Bank's European branch located in Frankfurt, Germany extended: (a) a line of credit facility of $750,000 (maturing December 31, 1997); and (b) a $1,500,000 term loan (maturing 5 years from the dates of specific borrowings) to the Hungarian subsidiary to be used in connection with its foundry operations in Hungary, both of which loans are secured by all the assets of that entity. Such borrowings (denominated in Deutsche Marks) bear interest at the bank's prime rate or various LIBOR options. As of December 31, 1996, total borrowings on the line of credit and term loan were approximately $1,371,000.

       As of December 31, 1996, the Company was obligated under notes payable to one of its directors and a general partnership managed by another of its directors in the aggregate principal amount of $350,000. Both notes bear interest at the rate of 11% per annum and contain options to purchase 14,000 shares of the Company's Common Stock at $5.00 per share. Such notes mature during 1997 and are subordinated to the Company's bank indebtedness. As of such dates, the Company also was obligated under notes payable to four unaffiliated persons in the aggregate principal amount of $700,000. Such notes bear interest at rates ranging from 9% to 11% per annum and contain options to purchase 28,000 shares of the Company's Common Stock at $5.00 per share. Such notes mature during 1997 and are subordinated to the Company's bank indebtedness.

        As of December 31, 1996, the Company's Canadian subsidiary was indebted to an employee in the amount of approximately $204,000 due on demand at an annual interest rate of 11%. The Company also has due a swingline note to one Bank in the amount of $500,000 due May 31, 1997 plus interest at rates in effect for the Credit Agreement.

        The Company believes that cash generated from operations, borrowings under the Company's Bank lines of credit, credit from its suppliers and the net proceeds additional financing in the form of senior or subordinated debt or additional equity financing will be sufficient to fund its working capital requirements and capital expenditures through 1997.

SEASONALITY

        The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive replacement parts. Historically, the Company's sales and profits have been slightly higher in the second and third calendar quarters of each year than in the first or fourth quarters.

EFFECTS OF INFLATION

         The Company historically has been able to diminish the effects of inflationary cost expenses through increased prices to customers and productivity improvements. Non-inventory cost increases, such as payroll, supplies and services, have generally been offset through price increases.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The new standard, which was adopted in 1996, did not have a significant effect on the Company's results of operations, cash flows or financial position.

         Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" allows companies to measure compensation cost in connection with employee stock compensation plans using a fair market value method or to continue to use an intrinsic value based method. The Company has adopted only the disclosure provision of SFAS No. 123 and continues to account for stock options in accordance with APB Opinion No. 25. The Company currently plans to continue using the intrinsic value based method.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are included as Part IV, Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The response to this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 1997 (the "1997 Proxy Statement") under the sections captioned "Election of Directors," "Executive Officers," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The response to this Item 11 is set forth in the Company's 1997 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The response to this Item 12 is set forth in the Company's 1997 Proxy Statement under the section captioned "Share Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The response to this Item 13 is set forth in the Company's 1997 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) List of documents filed:

      (1) Financial Statements:

      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:

          Independent Auditors' Reports .................................  F-2

          Consolidated Balance Sheets as of December 31, 1996 and 1995 ..  F-3

          Consolidated Statements of Operations for the years ended
           December 31, 1996, 1995 and 1994 .............................  F-4

          Consolidated Statements of Changes in Stockholders' Equity
           for the years ended December 31, 1996, 1995 and 1994 .........  F-5

           Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994 ........................  F-6

           Notes to Consolidated Financial Statements ...............  F-8

       (2) Financial Statement Schedules:

           Independent Auditors' Report .............................  S-2

           Schedule I -- Condensed Financial Information of
            Registrant ..............................................  S-3

           Schedule II -- Valuation and Qualifying Accounts .........  S-5


           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.1 Restated Certificate of Incorporation of Universal Automotive Industries, Inc. ("UAI") (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      3.2  Restated Bylaws of UAI (Exhibit 3.2 to the Company's
           Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      4.1  Specimen Certificate for Common Stock (Exhibit 4.1 to the
           Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      4.2  Specimen Certificate for Warrant (Exhibit 4.2 to the
           Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      4.3  Form of Warrant Agreement (including form of Warrant)
           (Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      4.4 Form of Underwriter's Warrant (Exhibit 4.4 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      4.5  Restated Certificate of Incorporation of the Company
           (Included as Exhibit 3.1) (Exhibit 4.5 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      4.6  Restated Bylaws of UAI (Included as Exhibit 3.2) (Exhibit 4.6
           to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.1 Form of UAI Share Option Plan (Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.2  Amended and Restated Loan and Security Agreement, dated May
           12, 1994, between American National Bank and Trust Company of Chicago and Universal Automotive, Inc. ("UA") (Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.3  Consent Agreement, dated October 12, 1994 by and between
           American National Bank and Trust Company of Chicago and UAI and UA (Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.4  Letter Agreement, dated October 19, 1993 between Neelon
           Casting Ltd. and IDC (Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.5 Collective Bargaining Agreement, effective March 12, 1994 by and between International Discus Corporation ("IDC") and United Steel Workers of America (Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.6  Shareholder's Agreement, dated May 5, 1994, by and between
           UAI, Yehuda Tzur, Reuben Gabay, Sami Israel, Arvin Scott and Eric Goodman (Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.7 Asset Purchase Agreement, dated April 30, 1994, by and between UBP Canholdings Industries, Inc. and UA (without exhibits) (Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.8  Stock Exchange Agreement, dated May 5, 1994, by and between
           UAI, and Yehuda Tzur, Reuben Gabay, Sami Israel and Arvin Scott (Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.9 Stock Exchange Agreement, dated April 30, 1994, by and between UAI and Yehuda Tzur, Reuben Gabay, Sami Israel, Arvin Scott and Eric Goodman (Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

    10.10 Replacement Demand Note, dated May 12, 1994, in the amount of $8,500,000 from UA to American National Bank and Trust Company of Chicago (Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

    10.11  Commercial Mortgage, dated February 6, 1992, by LaSalle
           National Bank as Trustee under Trust No. 10-06203-09 to American National Bank and Trust Company of Chicago (Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.12 Letter Loan Agreement, dated June 4, 1993, by and between
           UBP Canholdings Industries Inc. and Howard Winick (Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.13 Lease Agreement, dated September 12, 1989, by and between
           Lion's Roar Builders Inc. and UBP Canholdings Industries Inc. (Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.14 Lease Agreement, dated July 29, 1993, by and between Joel Marfield and UA (Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.15 Lease Agreement, dated February 5, 1991, by and between Sun
           Life Assurance Company of Canada and IDC (Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.16 Lease Agreement, dated July 16, 1992 by and between Manabal Rochester Road and UBP Canholdings Industries Inc. (Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.17 Lease Agreement, dated July 1, 1994, by and between Clayson
           Road Industrial Park and UBP Canholdings Industries Inc. (Exhibit
           10.18 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.18 Lease Agreement, dated September 1, 1994 between Newcorp Properties Ltd. and UBP Canholdings Industries Inc. (Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.19 Lease Agreement, dated June 1994, between 2800 Talman and
           UA. (Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.20 Staff Leasing Agreement, dated February 1, 1994 by and between UA and Alternative Employment Strategies, Inc. (Exhibit
           10.24 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.21 Amendment to Staff Leasing Agreement, dated September 1,
           1994, by and between UA. and Alternative Employment Strategies, Inc. (Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.22 Merchandizing and Service Agreement, dated March 1992, by and between UA and the Association of Muffler Dealers, Inc. (Exhibit
           10.26 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.23 Employment Agreement, dated May 5, 1994, by and between UA and Yehuda Tzur (Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*
                                      29

     10.24 First Amendment to Employment Agreement, dated December 14,
           1994, between UA and Yehuda Tzur (Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.25 Employment Agreement, dated May 5, 1994, by and between UA and Arvin Scott (Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.26 First Amendment to Employment Agreement, dated December 14,
           1994, between UA and Arvin Scott (Exhibit 10.30 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.27 Employment Agreement, dated May 5, 1994, by and between UBP Canholdings Industries Inc. and Eric Goodman (Exhibit 10.31 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.28 First Amendment to Employment Agreement, dated December 14,
           1994, by and between UBP Canholdings Industries Inc. and Eric Goodman (Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.29 Employment Agreement, dated May 5, 1994 by and between UA and Reuben Gabay (Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.30 First Amendment to Employment Agreement, dated December 14,
           1994 by and between UA and Reuben Gabay (Exhibit 10.34 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.31 Employment Agreement, dated May 5, 1994 by and between UA and Sami Israel (Exhibit 10.35 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.32 First Amendment to Employment Agreement, dated December 14,
           1994 by and between UA and Sami Israel (Exhibit 10.36 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.33 Letter Loan Agreement, dated August 31, 1994, by and between
           NBD Bank, Canada and IDC, IDC Holdings Corporation, and UA (Exhibit
           10.37 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.34 Demand Promissory Note, dated as of September 1, 1994 given by UBP Canholdings Industries Inc. in favor of NBD Bank, Canada in the principal amount of $1,250,000-CDN (Exhibit 10.40 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.35 Agreement of Purchase and Sale, dated September 30, 1993 by and between John Corrigan, Jr. and IDC Holdings Corporation with respect to shares in the capital stock of IDC (without schedules and exhibits). (Exhibit 10.41 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.36 IDC Share Purchase Agreement, dated September 9, 1992 by and between Seyho Investment Inc. and Douglas A. Dempsey and IDC and IDC Holdings Corporation (without schedules and exhibits). (Exhibit
           10.42 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.37 Amendment to IDC Share Purchase Agreement, dated January 6,
           1993 by and between Seyho Investments Inc. and IDC and IDC Holdings Corporation. (Exhibit 10.43 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14,
           1994)*

     10.38 IDC Share Purchase Agreement, dated September 31, 1992 by and between John Corrigan, Jr. and IDC and IDC Holdings Corporation (without schedules and exhibits) (Exhibit 10.44 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.39 Commercial Mortgage, dated December 29, 1993 by UA to
           American National Bank and Trust Company of Chicago (Exhibit 10.45 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.40 Agreement, dated January 6, 1994, by and between
           Kelsey-Hayes Canada Limited and UBP Canholdings Industries Inc. (Exhibit 10.46 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

     10.41 Form of Letter Consulting Agreement between UAI and
           Kensington Wells Incorporated (Exhibit 10.48 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      21   Subsidiaries of the Registrant

      23   Consent of Altschuler Melvoin & Glasser LLP

_______________

* These exhibits are incorporated herein by reference to the registration statement referenced after each exhibit next to which an asterisk appears.

+    Indicates executive compensation plans and arrangements.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 11, 1996 wherein it provided information in Item 5, Other Events.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                       By: /s/ Arvin Scott
                                          ----------------------------------
                                          Arvin Scott, Chief Executive Officer

Date: April 14, 1997


       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.


  Signatures                            Title                                        Date
  ----------                            -----                                        -----
/s/ Arvin Scott               Chief Executive Officer, President and
----------------------------  Director (Principal Executive Officer)                April 14, 1997
Arvin Scott

/s/ Jerome J. Hiss            Chief Financial Officer (Principal Financial
----------------------------  Officer and Principal Accounting Officer)             April 14, 1997
Jerome J. Hiss

/s/ Yehunda Tzur              Director                                              April 14, 1997
----------------------------
Yehuda Tzur

/s/ Eric Goodman              Director                                              April 14, 1997
----------------------------
Eric Goodman

/s/ Sami Israel               Director                                              April 14, 1997
----------------------------
Sami Israel

/s/ Sheldon Robinson          Director                                              April 14, 1997
----------------------------
Sheldon Robinson

/s/ Sol Weiner                Director                                              April 14, 1997
----------------------------
Sol Weiner

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.



                       FINANCIAL STATEMENTS AND SCHEDULES

                               December 31, 1996



                               FORMING A PART OF
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                                   FORM 10-K
                                       OF
                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page

FINANCIAL STATEMENTS:
    Independent Auditors' Reports                                           F-2

    Consolidated Balance Sheets as of December 31, 1996 and 1995            F-5

    Consolidated Statements of Operations, for the Years Ended
         December 31, 1996, 1995 and 1994                                   F-6

    Consolidated Statements of Changes in Stockholders' Equity for
         the Years Ended December 31, 1996, 1995 and 1994                   F-7

    Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994                                   F-8

    Notes to Consolidated Financial Statements                             F-10

 FINANCIAL STATEMENT SCHEDULES:

    Independent Auditors' Report                                            S-1

    Schedule I - Condensed Financial Information of Registrant              S-2

    Schedule II - Valuation and Qualifying Accounts                         S-5

               [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Universal Automotive Industries, Inc.


We have audited the accompanying consolidated balance sheets of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of wholly owned foreign subsidiaries (Note 1) which statements reflect aggregate total assets of $14,090,590 and $8,960,023 as of December 31, 1996 and 1995 and aggregate total revenue of $16,250,090, $11,547,447 and $6,774,331 for the respective three years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1994 the Company changed its method of accounting for inbound customs and transportation costs.


[Signature]


Chicago, Illinois
March 19, 1997

[BDO DUNWOODY LETTERHEAD]


================================================================================
                                                                AUDITORS' REPORT

--------------------------------------------------------------------------------



TO THE DIRECTORS OF
UBP CANHOLDINGS INC.

We have audited the consolidated balance sheets of UBP Canholdings Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards applicable in Canada, which do not differ significantly from those in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.


/s/ BDO Dunwoody

Chartered Accountants

Hamilton, Ontario, Canada
February 28, 1997

                                     ARTHUR
                                    ANDERSEN



                                    -------------------------------------
UBP-Csepel Iron Foundry Kft.        Arthur Andersen Audit Kft
Budapest
Cyepsor u.1.
1211                                -------------------------------------
                                    East-West Business Center
                                    H-1088 Budapest
                                    Rakoezi ut 1-3
                                    Postacim:  1443 Budapest 70 Pf 300/31

                                    Telefon:  (36-1) 327-7100
                                    Telefax:  (36-1) 327-7199






       This is the English translation of the Hungarian original (Note 0)

                          Independent Auditors' Report


The English translation of the Annual Report is incomplete since the Business Report is only available in Hungarian. Although this report is signed, in the event of any discrepancy between the Hungarian language original and this English language translation, the Hungarian language version shall prevail. The following is a translation to English of the Hungarian language original audit opinion on the complete Annual Report:

"To the quotaholder of UBP-Csepel Iron Foundry Kft:

We have audited the accompanying balance sheet of UBP-Csepel Iron Foundry Kft. ("the Company") as at 31 December 1996, which shows total assets of HUF'000 580,198 and a retained loss for the year of HUF'000 128,943, the related profit and loss account for the year then ended, and the supplement (collectively "the financial statements") included in the Company's 1996 Annual Report. The Annual Report, comprising the financial statements and a Business Report, is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. In addition, it is our responsibility to assess whether the accounting information in the Business Report is consistent with that contained in the financial statements.

We had also audited the Company's Annual Report for the year ended December 31, 1995 and issued an unqualified opinion. Reference is made to our Auditors' Report dated 16 February 1996.

                                     ARTHUR
                                    ANDERSEN


                                      -2-


We conducted our audit in accordance with the International Standards on Auditing and applicable laws and regulations in Hungary. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our work with respect to the Business Report was limited to checking it within the aforementioned scope, and did not include a review of any information other than that drawn from the audited accounting records of the Company. We believe that our audit provides a reasonable basis for our opinion.

This Annual Report has been prepared for the consideration of the owner at the forthcoming General Meeting and does not reflect the effects, if any, of resolutions that might be adopted at that meeting.

In our opinion, except for the effects, if any, of resolutions that might be adopted at the forthcoming General Meeting, the Annual Report has been prepared in accordance with the provisions of the Act on Accounting and accounting principles generally accepted in Hungary and gives a true and fair view of the financial position of the UBP-Csepel Iron Foundry Kft. as at 31 December 1996 and of the results of its operations for the year then ended.


Budapest, 19 February 1997




/s/Emery Jakab                            /s/ Laszlo Bary
Emery Jakab                               Laszlo Bary
Arthur Andersen Audit Kft.                Registered Auditor
[KF-0660/96./V..]                         [K1-0363/92./XII.]

                                   F-4(a)

                                                                       Exhibit A

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995



        Assets                                                 1996           1995
                                                          -------------  -------------
Current Assets:
     Cash                                                       $63,706       $401,117
     Accounts receivable, trade (net of allowance
        for doubtful accounts of $463,968 and
        $92,461 in 1996 and 1995)                            11,919,002      8,446,630
     Inventories (Notes 2 and 3)                             14,441,523     10,362,510
     Income taxes refundable (Note 7)                           183,049        302,313
     Deferred income taxes (Note 7)                             488,700        220,400
     Prepaid expenses and other current assets                  949,114        365,416
                                                          -------------  -------------
                                                             28,045,094     20,098,386
                                                          -------------  -------------
Property and Equipment (net of accumulated
 depreciation--Notes 2 and 3)                                 8,836,272      5,254,644
                                                          -------------  -------------
Other Assets:
     Investments                                                      0         60,316
     Goodwill, net of accumulated amortization of
        $77,378 and $64,112 in 1996 and 1995 (Note 2)           260,581        239,305
     Other assets                                               884,824        763,184
                                                          -------------  -------------
                                                              1,145,405      1,062,805
                                                          -------------  -------------
                                                            $38,026,771    $26,415,835
                                                          =============  =============
            Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable, trade                                 $8,583,217     $4,850,584
     Long-term indebtedness, current portion (Note 6)         2,710,583        407,079
     Subordinated notes (Note 4)                              1,050,000              0
     Accrued expenses and other current liabilities           1,432,963        513,930
                                                          -------------  -------------
                                                             13,776,763      5,771,593
                                                          -------------  -------------
Long-term Liabilities:
     Revolving loan indebtedness (Note 5)                    11,432,525      9,332,583
     Long-term indebtedness, noncurrent portion (Note 6)      2,710,145      2,036,866
     Deferred income taxes (Note 7)                             323,213        181,818
     Due to affiliates                                                0        201,617
     Due to stockholders (Note 9)                               927,724        332,371
                                                          -------------  -------------
                                                             15,393,607     12,085,255
                                                          -------------  -------------
Commitments and Contingencies (Notes 5, 8 and 11)
Stockholders' Equity (Note 1):
     Preferred stock (authorized 1,000,000 shares,
        $.01 par value, none issued or outstanding)                   0              0
     Common stock (authorized 15,000,000 shares,
        $.01 par value, 6,729,425 and 6,500,000 shares
        issued and outstanding)                                  67,294         65,000
     Additional paid-in-capital                               7,777,788      6,976,204
     Retained earnings                                        1,038,465      1,531,885
     Foreign currency translation adjustments             (      27,146) (      14,102)
                                                          -------------  -------------
                                                              8,856,401      8,558,987
                                                          -------------  -------------
                                                            $38,026,771    $26,415,835
                                                          =============  =============

     The accompanying notes are an integral part of this statement.

                                                                       Exhibit B


                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      Consolidated Statement of Operations
                  Years Ended December 31, 1996, 1995 and 1994




                                                    1996           1995           1994
                                              -------------  -------------  -------------
Net Sales                                     $  63,059,515  $  46,814,827  $  39,712,129
Cost of Sales                                    51,784,736     38,748,160     33,404,958
                                              -------------  -------------  -------------
Gross Profit                                     11,274,779      8,066,667      6,307,171
Selling, General and Administrative Expenses     10,599,238      7,219,126      4,998,251
                                              -------------  -------------  -------------
Income from Operations                              675,541        847,541      1,308,920
                                              -------------  -------------  -------------
Other Expense (Income):
     Equity in income (loss) of affiliate      (        827)         6,254   (     60,151)
     Interest expense                             1,184,018        843,233        689,426
     (Gain) Loss on disposition of assets      (     44,182)  (      4,093)        69,860
     Other                                     (     68,756)  (     29,440)         6,800
                                              -------------  -------------  -------------
                                                  1,070,253        815,954        705,935
                                              -------------  -------------  -------------
Income (Loss) before Provision for Income
 Taxes and Cumulative Effect of Accounting
 Change                                        (    394,712)        31,587        602,985
                                              -------------  -------------  -------------

Income Tax Provision (Benefit) (Note 7):
     Current                                        225,613   (    111,081)       245,387
     Deferred                                  (    126,905)        78,418   (    117,000)
                                              -------------  -------------  -------------
                                                     98,708   (     32,663)       128,387
                                              -------------  -------------  -------------
Income (Loss) before Cumulative Effect of
     Accounting Change                         (    493,420)        64,250        474,598
Cumulative Effect of Accounting Change -
 Net of Income Taxes of $28,600 (Note 2)                  0              0         46,777
                                              -------------  -------------  -------------
Net Income (Loss)                            ($     493,420) $      64,250  $     521,375
                                              =============  =============  =============
Earnings (Loss) per Share (Note 2):

  Primary:
     Net income (loss) per common share      ($         .07) $         .01
                                              =============  =============
     Weighted average number of
        common shares outstanding                 6,647,796      7,129,966
                                              =============  =============
  Fully diluted:
     Net income per common share                             $         .01
                                                             =============
     Weighted average number of
      common shares outstanding                                  7,293,056
                                                             =============
  Pro Forma:
     Net income before cumulative effect adjustment                         $         .10
     Cumulative effect adjustment                                                     .01
                                                                            -------------
     Net income per common share                                            $         .11
                                                                            =============
     Weighted average number of common shares
      outstanding                                                               4,918,630
                                                                            =============

     The accompanying notes are an integral part of this statement.

                                                                       Exhibit C



                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
           Consolidated Statement of Changes in Stockholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994





                                                                                                           Foreign
                                                         Common Stock          Additional                  Currency
                                                     Shares                     Paid-in      Retained    Translation
                                                  Outstanding        Amount     Capital      Earnings    Adjustments      Total
                                                  -----------  ------------  ------------  ------------  ------------  ------------
Balances, January 1, 1994                           4,160,000  $      1,780  $    409,003  $  1,745,268                $  2,156,051
Net Income for 1994                                                                             521,375                     521,375
Distributions to S-Corporation
 Stockholders for 1994                                                                      (   237,371)                (   237,371)
Acquisition of 547647 Ontario Limited               1,040,000        10,400       412,763                                   423,163
Transfer to Conform to Exchange
 of Shares--(Note 1)                                                 39,820   (    39,820)                                        0
Undistributed S-Corporation Earnings
 Reclassified to Paid-in Capital                                                  561,637   (   561,637)                          0
Proceeds (net) from Common stock
 Offering (Note 1)                                  1,300,000        13,000     5,153,729                                 5,166,729
Foreign Currency Translation
 Adjustment                                                                                               ($   17,568)  (    17,568)
                                                  -----------  ------------  ------------  ------------  ------------  ------------
Balances, December 31, 1994                         6,500,000        65,000     6,497,312     1,467,635   (    17,568)    8,012,379
Net Income for 1995                                                                              64,250                      64,250
Elimination of Minority Interest                                                  309,517                                   309,517
Stock Options Recorded as Compensation (Note 12)                                  169,375                                   169,375
Foreign Currency Translation Adjustment                                                                         3,466         3,466
                                                  -----------  ------------  ------------  ------------  ------------  ------------
Balances, December 31, 1995                         6,500,000        65,000     6,976,204     1,531,885   (    14,102)    8,558,987
Net Loss for 1996                                                                           (   493,420)                (   493,420)
Exercise of Warrants and Exchange of
 Shares by Underwriters (Note 12)                      51,325           513   (       383)                                      130
Shares Issued as Partial Consideration
 for Acquisitions of Assets                           137,200         1,372       305,229                                   306,601
Shares Issued in Lieu of Cash for
 Consulting/Noncompete Agreement (Note 8)              39,500           395       341,805                                   342,200
Exercise of Stock Options                               1,400            14         6,986                                     7,000
Stock Options Recorded as Compensation (Note 12)                                  147,947                                   147,947
Foreign Currency Translation Adjustment                                                                   (    13,044)  (    13,044)
                                                  -----------  ------------  ------------  ------------  ------------  ------------
Balances, December 31, 1996                         6,729,425  $     67,294  $  7,777,788  $  1,038,465   ($   27,146) $  8,856,401
                                                  ===========  ============  ============  ============  ============  ============

        The accompanying notes are an integral part of this statement.
                                     F-7

                                                                       Exhibit D



                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                      Consolidated Statement of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994




                                                        1996         1995         1994
                                                    ----------   ----------    ----------
 Cash Flows from Operating Activities:
   Net income (loss)                              ($  493,420)   $   64,250    $  521,375
   Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
       Depreciation and amortization                1,006,808       515,870       353,139
       Provision for bad debts                        472,732       188,015       206,556
       Write down of investment                             0             0        59,485
       (Gain)/loss on disposition of
          assets                                  (    44,182)  (     4,093)       69,860
       Equity in income of subsidiary             (       827)        6,254   (    60,151)
       Effect of exchange rate changes            (    13,044)        3,466   (    17,568)
       Deferred income taxes                      (   126,905)       78,418   (   117,000)
       Compensation expense for stock
          options                                     147,947       169,375             0

       Increase (Decrease) in cash from
         changes in:
           Accounts receivable, trade             ( 3,945,104)  ( 1,687,887)  ( 1,206,298)
           Inventories                            ( 4,079,013)  ( 1,486,530)  ( 1,696,966)
           Prepaid expenses and other
             current assets                       (   464,432)  (   337,623)  (   180,047)
           Increase in other assets               (    56,332)  (   507,609)  (   190,375)
           Accounts payable, trade                  3,732,633   (   706,596)    1,935,286
           Accrued expenses and other
             liabilities                              919,860   (   195,367)  (   194,310)
                                                 ------------  ------------  ------------

   Net cash used in operating activities,
     forward                                      ( 2,943,279)  ( 3,900,057)  (   517,014)
                                                 ------------  ------------  ------------

Cash Flows from Investing Activities:
   Acquisition of subsidiary                                0   ( 1,163,290)            0
   (Increase) Decrease in advances to
    partially owned entity                        (   141,301)      330,091   (    29,250)
   Purchase of property and equipment             ( 3,973,180)  ( 1,028,349)  ( 3,180,137)
   Proceeds from disposition of assets                 56,988         4,248        75,225
   (Increase) Decrease in cash value
     of life insurance policies                   (    65,846)  (    41,135)        3,293
                                                 ------------  ------------  ------------

   Net cash used in investing activities,
     forward                                      ($4,123,339)  ($1,898,435)  ($3,130,869)
                                                 =============  ============  ============

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                      Consolidated Statement of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994




                                                      1996         1995          1994
                                                 ------------  ------------  ------------

    Net cash used in operating activities,
      forwarded                                  ($ 2,943,279) ($ 3,900,057) ($   517,014)
                                                 ------------  ------------  ------------
    Net cash used in investing activities,
      forwarded                                  (  4,123,339) (  1,898,435) (  3,130,869)
                                                 ------------  ------------  ------------
Cash Flows from Financing Activities:
   Issuance of common stock                             7,130             0     5,166,729
   Net increase (decrease) in revolving
     loan indebtedness                              2,099,941     4,146,961  (    260,049)
   Proceeds on notes payable                        3,535,280     1,590,780     3,744,576
   Principal payments on notes payable           (    558,497) (  2,386,899) (  1,852,960)
   Proceeds from (Payments on)
     stockholder loans, net                           595,353  (    117,629)            0
   Distributions to stockholders                            0             0   (   237,371)
   Net proceeds from subordinated notes             1,050,000             0             0
                                                 ------------  ------------  ------------
   Net cash provided by financing
     activities                                     6,729,207     3,233,213     6,560,925
                                                 ------------  ------------  ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                               (    337,411)  ( 2,565,279)    2,913,042

Cash and Cash Equivalents, Beginning
  of Period                                           401,117     2,966,396        53,354
                                                 ------------  ------------  ------------
Cash and Cash Equivalents, End of
  Period                                         $     63,706   $   401,117   $ 2,966,396
                                                 ============   ===========   ===========


    Supplemental Disclosures of Cash Flow Information:
          Cash paid during the year for:
              Interest                           $ 1,151,986   $   875,864   $    617,057
                                                 ===========   ===========   ============

              Income taxes                       $   383,140   $   132,903   $    292,782
                                                 ===========   ===========   ============


    Supplemental Disclosures of Noncash
       Investing and Financing Activities:
          Assets acquired by issuance of stock    $  648,801   $         0   $    732,441
                                                  ==========   ===========   ============

          Equipment acquired by capital lease     $        0   $         0   $    240,000
                                                  ==========   ===========   ============


        The accompanying notes are an integral part of this statement.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statement

Note 1--Structure and Common Stock Offering:

   Universal Automotive Industries, Inc. (the Company) was incorporated in January 1994 to act as a holding company for its direct and indirect subsidiaries which as of December 31, 1996 are as follows:

       Universal Automotive, Inc. (Universal), a United States Corporation.

       Canadian Corporations:
          UBP Canholdings, Inc. (Canholdings) and its wholly owned subsidiaries:
              Universal Brake Parts, Inc.
              International Discus Corporation (Inactive) (IDC)

       UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly-owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company, (both formed in September, 1995).

   In January 1996, the Company acquired the remaining 50% interest in UBP Friction, Inc., which was thereupon merged into Canholdings.

   On April 30, 1994, the shareholders of Universal and IDC (entities under common control) exchanged their shares in Universal and IDC for 80% (4,160,000 shares) of the outstanding shares of the Company. In addition, the shareholder of Canholdings exchanged the outstanding shares of Canholdings for 20% (1,040,000 shares) of the outstanding shares of the Company. Immediately preceding the transaction, Universal purchased the net assets of Aaron Automotive Industries, Inc., a United States subsidiary of Canholdings, for book value of $27,410. The subsidiary was liquidated in 1995.

   On December 15, 1994, the Company issued 1,300,000 shares of its common stock, at $5.00 per share, in a public common stock offering. Proceeds from the offering, net of commissions and other related expenses totalling $1,333,271 were $5,166,729. In connection with the public offering, the Company effected a 5,200 to 1 stock split to increase the 1,000 previously outstanding shares of common stock to 5,200,000 shares of common stock, therefore requiring a transfer of $39,820 from additional paid-in capital to common stock. All references to number of shares and to per share information in the consolidated financial statements reflect the stock split and share authorization amount for all periods presented.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statement


Note 1--Structure and Common Stock Offering, Continued:

   The April 30, 1994 transfer of shares of Canholdings for 20% of the outstanding shares of the Company has been recorded at the transferor's historical cost rather than fair value as required by generally accepted accounting principles. Management indicates there was no material difference between the transferor's historical cost and the fair value of the assets acquired and liabilities assumed at April 30, 1994. Assets acquired and liabilities assumed were as follows:


             Current assets                           $  2,463,610
             Property and equipment                        254,820
             Other assets                                  210,303
             Liabilities assumed                       ( 2,196,292)
                                                      ------------
             Purchase price                                732,441
             Less--minority interest (Note 3)              309,278
                                                      ------------
             Amount credited to stockholders' equity
              on issuance of shares                   $    423,163
                                                      ============


   On September 29, 1995, Hungary acquired assets of the Csepel Iron Foundry of Budapest, Hungary. The acquisition was accounted for as a purchase and the cost of the acquisition was allocated to reflect the fair value of the assets purchased:


             Inventory                                  $  174,226
             Property and equipment                        989,064
                                                        ----------

             Purchase price                             $1,163,290
                                                        ==========


   Supplemental unaudited pro forma information for Hungary is not included because no financial statements for periods prior to acquisition for the predecessor entity are available.

Note 2--Nature of Activities and Summary of Significant Accounting Policies:

   Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts and supplies operating from facilities in Chicago, Illinois, Compton, California, Dallas and Laredo, Texas, Vancouver, Canada and Ontario, Canada. Sales are made throughout the United States and Canada. The Company's Hungarian subsidiary is engaged in the manufacture of iron casting products, primarily for the automotive and machine tool industries. All of its sales are in Europe.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                Notes to the Consolidated Financial Statement


Note 2--Nature of Activities and Summary of Significant Accounting Policies,
     Continued:

   A summary of significant accounting policies is as follows:

       Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

       Foreign Currency Translation--For Canholdings, the local currency is the functional currency and translation adjustments are accumulated in a separate component of stockholders' equity. In 1995, the local currency was also the functional currency for Hungary. In 1996, the Company determined that the country of Hungary's economy qualifies as a "highly inflationary economy" and thus Hungary's financial statements have been remeasured as if the functional currency is the U.S. dollar. Such remeasurement creates adjustments which are included in the determination of net income (loss).

       Inventories--Inventories are stated at the lower of cost or market value with cost generally determined using the weighted average method, which approximates the first-in, first-out (FIFO) method.

       Depreciation--Depreciation of property and equipment has been computed under accelerated and straight line methods for financial reporting purposes, and accelerated methods for income tax reporting purposes, over the estimated useful lives of the assets.

       Cost of Sales--The Company considers warehousing (including certain salaries, occupancy costs, supplies) and buying expenses as an integral component of cost of sales.

       Goodwill--Goodwill represents the excess of the cost of various companies acquired, over the fair value of the net assets at their respective dates of acquisition. Such goodwill is being amortized over 20 to 40 years using the straight-line method.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                Notes to the Consolidated Financial Statement


Note 2--Nature of Activities and Summary of Significant Accounting Policies,
     Continued:

       Derivatives--The Company has only limited derivative financial instruments and does not use them for trading purposes. Amounts receivable or payable under the interest rate swap agreement are recognized as additions to or deductions from interest expense.

       Income Taxes--Until April 30, 1994, Universal had elected to be treated as an S corporation under the Internal Revenue Code, whereby income or loss of Universal was allocated to its stockholders, by inclusion in their respective individual income tax returns. Accordingly, no liability or provision for federal income taxes was reflected in the accompanying financial statements, nor were any deferred taxes provided for temporary differences between tax and financial reporting. However, Universal continued to be subject to various state and local income taxes.

       Effective April 30, 1994, the S corporation election for Universal was terminated as a result of the business combination referred to in Note
       1. As a result of such termination, deferred income taxes were provided subsequently for temporary differences between financial statement and tax bases of certain assets and liabilities. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities (Note 7).

       Accounting Change--During the fourth quarter of 1994, the Company refined the method of determining inventory costs for financial reporting purposes to include capitalization of inbound customs and transportation costs. Previously, all inbound customs and transportation costs had been charged to expense when incurred because the amount of such costs that would have been capitalized as an inventory cost were not considered material. The Company believes that this refinement provides a better measurement of operations by more closely matching revenue with expenses particularly since such costs have been increasing as related to purchases of inventory. The cumulative effect on prior years of this change was $46,777 (net of income taxes of $28,600) or $.01 per share. The effect of this change was to increase 1994 net income by $40,919 (net of income taxes of $25,100) or $.01 per share.

       Pro Forma Net Income per Share--Common shares outstanding for 1994 are based on the weighted average number of common shares outstanding. For the year ended December 31, 1994, the warrants issued in connection with the initial public offering (Note 1) were not considered common stock equivalents because they were not outstanding for a sufficient period of time to qualify as a common stock equivalent.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                Notes to the Consolidated Financial Statement

Note 2--Nature of Activities and Summary of Significant Accounting Policies,
     Continued:

       Net Income Per Share--Primary net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method based on the average price of the stock during the period. Common stock equivalents include shares issuable upon conversion of the Company's warrants and options. Fully diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method based on the end of the period stock price.

       Because of the net loss incurred during 1996, common stock equivalents are not included for such year in the weighted average number of shares outstanding in determining loss per share. Also, there is no presentation of fully diluted loss per share required for 1996.

       Reclassification--Certain 1995 and 1994 selling, general and administrative expenses have been reclassified to cost of sales to conform to 1996 classifications, without affecting income from operations. Other reclassifications of certain 1995 items have been made to conform to 1996 classifications.



      Note 3--Selected Financial Statement Data:

                                                            1996         1995
                                                        -----------  -----------
Inventories:
      Finished goods                                   $13,027,987  $ 9,602,755
      Work-in-process                                      229,588      306,625
      Raw materials                                      1,183,948      453,130
                                                       -----------  -----------
                                                       $14,441,523  $10,362,510
                                                       ===========  ===========

                                      Estimated
                                        Lives
                                      ---------
 Property, plant and equipment:
     Machinery and equipment        5 to 11 years      $ 4,929,024  $ 2,671,836
     Building and improvements     25 to 39 years        2,734,526    1,999,040
     Land                                                  498,835      419,569
     Tools and dies                 5 to 11 years          539,623       53,462
     Patterns                       5 to 10 years          761,717      409,504
     Computer equipment              3 to 5 years          457,792      315,726
     Autos and trucks                3 to 5 years          351,643      366,766
     Furniture and fixtures         5 to 11 years          278,346      248,771
     Leasehold improvements               5 years          219,511       98,356
                                                      ------------ ------------
                                                        10,771,017    6,583,030
     Less accumulated depreciation                     ( 1,934,745) ( 1,328,386)
                                                      ------------ ------------

                                                       $ 8,836,272  $ 5,254,644
                                                      ============ ============

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statement


Note 3--Selected Financial Statement Data, Continued:
   Depreciation expense amounted to $663,746, $452,885 and $308,969, for 1996, 1995 and 1994, respectively.

   Total bad debt expense included in selling, general and administrative expenses was $472,732, $188,015 and $206,556 for the years ending 1996, 1995, and 1994, respectively.

Note 4--Subordinated Notes:
   At December 31, 1996, the following notes were owing, maturing in 1997. Such notes are subordinated to bank indebtedness (Note 5).


        To a company director and a general partnership
         managed by another company director (both bearing
         interest at 11% per annum and containing options
         to purchase 14,000 shares of company stock at
         $5.00 per share)                                         $350,000

        To four nonaffiliated individuals (bearing interest at
         9% to 11% and containing options to purchase 28,000
         shares of company stock at $5.00 per share)               700,000
                                                                ----------
                                                                $1,050,000
                                                                ==========
Note 5--Revolving Loan Indebtedness:
   Revolving loans payable to NBD Bank (see below) or its affiliate American National Bank amounted to $11,432,525 and $9,332,583 at December 31, 1996 and 1995.

   The Company entered into a credit agreement (the "Agreement") with NBD Bank in May 1995. Subsequently, NBD merged with First National Bank of Chicago which in 1996 transferred the Agreement as amended from time-to-time to American National Bank, (collectively, the Bank). The amended Agreement permits revolving line of credit borrowings in amounts up to $12,000,000 due in May 2000, and additional borrowings of up to $500,000 to finance equipment acquisitions to be paid off over a five-year term (included in Item D in Note 6). Under the Agreement, the Bank also (i) refinanced the first mortgage on the Company's headquarters for a total of $1,300,000 due in April 2000 (Note 6) and (ii) extended to the Company an authorization to finance the acquisition of machinery and equipment (Note 6(B)). The Agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests, including, without limitation, ratios of liabilities to tangible net worth, cash flow to fixed charges ratios and minimum tangible net worth. At December 31, 1996, the Company had violated certain of such covenants and has received a bank waiver therefor. All borrowings are at the bank's prime rate and/or various LIBOR options, except for the term loans for which the Company can choose a fixed rate. The facilities are secured by a first lien on substantially all of the Company's North American assets. At December 31, 1996, approximately $496,000 was available for borrowing under this Agreement.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                Notes to the Consolidated Financial Statement


Note 5--Revolving Loan Indebtedness, Continued:

   At December 31, 1996 the Company was contingently liable under the revolving credit agreement on outstanding letters of credit totaling approximately $71,400.

   The weighted average interest rates on the aforementioned borrowings were 7.54%, 8.26% and 7.96% for the years ended December 31, 1996, 1995, and 1994, respectively.

   Because the revolving loan interest rate adjusts with changes in the market rate of interest, management believes the fair value of the revolving loan is equal to its carrying value.

Note 6--Long-term Indebtedness:



                                                      1996        1995
                                                   ----------  ----------
       Long-term indebtedness consisted of the
        following:

            First mortgage loan on
             Chicago headquarters (see A below)    $1,186,250  $1,251,250

            Notes payable to NBD, Canada
             (see B below)                          1,635,723     920,277

            Note payable by Canholdings in
             connection with loans made by
             individuals (see C below)                203,749      91,682

            Other installment notes, partially
             collateralized by certain equipment
             (see D below)                            893,780           0

            Notes payable to NBD, Frankfurt
             (see E below)                          1,371,207           0

            Capital lease obligation (see Note 8)     130,019     180,736
                                                   ----------  ----------
            Total long-term indebtedness            5,420,728   2,443,945
            Less current portion                    2,710,583     407,079
                                                   ----------  ----------
            Noncurrent portion                     $2,710,145  $2,036,866
                                                   ==========  ==========


   (A) The first mortgage note is payable to the Bank under a $1,300,000 loan, in quarterly installments of $16,250 plus (a) interest at the bank's prime rate (8.25% at December 31, 1996). The note matures in April 2000 and is collateralized by a first mortgage on the Company's headquarters in Chicago, Illinois. This note is pursuant to the May 1995 Agreement (Note 5). The Company has entered into a fixed interest rate swap agreement with the bank, which fixes the rate of interest the Company pays at 8.58%.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                Notes to the Consolidated Financial Statement


Note 6--Long-term Indebtedness, Continued:

        The term of the agreement and the notional dollar amount coincides with the terms of the first mortgage loan. The swap contract is settled on a quarterly basis with the Company either paying or receiving the difference between the fixed rate specified in the contract or the current floating rate. For the years ended December 31, 1996 and 1995, the Company paid net amounts of $6,495 and $657 under this Agreement. The Company is exposed to off balance sheet risk in the event of nonperformance by the bank, however, management anticipates the bank will be able to satisfy its obligation under the contract.

   (B) The notes payable to NBD, Canada are pursuant to a $2,000,000 authorization to finance equipment purchases. These notes are payable in monthly installments of $45,086 including interest at rates ranging from 9.1% to 11%. The notes mature from 1999 to 2001 and are collateralized by a first lien on all of the company's assets, pursuant to the Agreement (Note 5). At December 31, 1996, a total of $364,277 remains to be drawn on the $2,000,000 authorization.

   (C) The loan payable to an individual at December 31, 1995 was paid in full in 1996. At December 31, 1996, a loan of $203,749 was owing to an employee. The related note is payable on demand, with interest at 11% per annum.

   (D)  Other installment notes include (a) $500,000 note to the Bank, due
        May 31, 1997 plus interest payable at rates in effect for the revolving credit indebtedness (Note 5), (b) $334,400 equipment term note under the Agreement (Note 5) due in quarterly installments of $17,600, and
        (c) certain other notes aggregating $59,380.

   (E) On January 2, 1996, NBD Bank (Frankfurt) extended (a) a line of credit facility of $750,000 and (b) a $1,500,000 term loan (maturing in 5 years from the dates of specific borrowings) to the Hungarian subsidiary both secured by all the assets of that entity. Such borrowings (denominated in Deutsche Marks) bear interest at the bank's prime rate or various LIBOR options. Draws under this facility mature December 31, 1997 unless converted to term loans, which has not been done by the Company.

     Management believes that the fair value of its long-term indebtedness is not materially different from its carrying value. Management has estimated the fair value by discounting expected cash flows using interest rates that management believes are approximately equal to the interest rates currently available for similar debt issues.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statement

Note 6--Long-term Indebtedness, Continued:

   The approximate aggregate maturities of long-term indebtedness (excluding capital leases) are:



                           Year Ending
                           December 31         Amount
                           -----------      ----------
                             1997           $2,660,893
                             1998              574,697
                             1999              576,690
                             2000            1,303,828
                             2001              174,601
                                            ----------
                                            $5,290,709
                                            ==========

Note 7--Income Taxes:

   For the four months ended April 30, 1994, Universal elected to be treated as an S corporation under the Internal Revenue Code and therefore no provisions for federal income taxes were reflected for Universal in the financial statements for that period (Note 2).

   Income tax expense (benefit) consisted of the following:




                                              1996           1995          1994
                                          -----------      ----------    ----------
          Current:
            Federal                       $   263,000      ($105,000)    $ 139,200
            Foreign                       (    75,387)        20,919        67,987
            State                              38,000      (  27,000)       38,200
          Deferred                        (   126,905)        78,418     ( 117,000)
                                          -----------      ----------    ----------
                                          $    98,708       ($32,663)    $ 128,387
                                          ===========      ==========    ==========

     The components of the domestic net deferred tax assets are as follows:

                                                                               1996      1995
                                                                             --------   -------
          Deferred tax assets:
                Bad debt allowance                                           $152,000   $28,200
                Variation of inventories between
                 tax and financial reporting
                 purposes                                                     185,300    69,800
                Compensation expense for stock options                        120,600    64,400
                Other accruals                                                 30,800    58,000
                                                                             --------   -------
          Net deferred tax assets                                            $488,700  $220,400
                                                                             ========  ========

                                     F-18

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                Notes to the Consolidated Financial Statement


Note 7--Income Taxes, Continued:


   The components of the Canadian net deferred tax liabilities at December 31, 1996 and 1995 are:


                                                                       1996      1995
                                                                     --------   --------
          Deferred tax liabilities:
                Depreciation differences resulting
                 from different bases of certain
                 assets for tax and financial
                 reporting purposes                                  $373,213   $237,100
                                                                     --------   --------
          Deferred tax assets:
                Tax carryforwards                                      40,500     48,500
                Other                                                   9,500      6,782
                                                                     --------   --------
                                                                       50,000     55,282
                                                                     --------   --------
          Net deferred tax liabilities                               $323,213   $181,818
                                                                     ========   ========


   A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income tax expense is as follows:


                                             1996                  1995          1994
                                        -------------         ------------  ------------

Income (loss) before income
 tax expenses and cumulative
 effect of accounting change:
  Domestic                               $     76,168          ($598,062)     $324,247
  Foreign                                 (   470,880)           629,649       278,738
                                         ------------         ----------      --------
                                            ($394,712)           $31,587      $602,985
                                         ============         ==========      ========
Computed income tax expense
  (benefit) at federal
  statutory rate                            ($134,200)           $10,700      $205,000
Increase (reduction)
  resulting from:
    Hungary loss (tax benefit
      not recorded)                           215,000                  0             0
    Deferred tax assets
      recorded under SFAS 109                       0                  0   (    82,800)
    Other (including effect of
      different foreign and
      U.S. State rates)                        17,908        (    43,363)        6,187
                                         ------------       ------------     ---------
         Total                                $98,708        (   $32,663)     $128,387
                                         ============       ============     =========

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                Notes to the Consolidated Financial Statement


Note 7--Income Taxes, Continued:

  At December 31, 1996 and 1995, income taxes refundable consist of:


                                                                              1996          1995
                                                                      ------------  ------------
         Tax deposits in excess of taxes due                              $107,137      $170,313
         Carryback of 1996 Canadian operating
          losses                                                            75,912             0
                                                                      ------------  ------------
         Carryback of 1995 United States
          operating losses                                                       0       132,000
                                                                      ------------  ------------

                                                                          $183,049      $302,313
                                                                      ============  ============


Note 8--Leases and Other Commitments:

   The Company leases from unaffiliated parties all its facilities except for the Chicago headquarters and Hungarian foundry both of which are owned. The lease terms range from month-to-month to long-term leases the latest of which expires in 2000. Annual rents for the facilities range from $60,000 to $137,000.

   Until June 1995, the Company leased its former Chicago headquarters from a land trust operating as a partnership comprised of three of the Company's stockholders. Rent paid for such facility amounted to $58,000 and $115,233 for 1995 and 1994, respectively.

   Aggregate rent expense for all facilities was $526,697, $335,058 and $543,801 for 1996, 1995 and 1994, respectively.

   The Company leases certain equipment under capital leases payable in aggregate monthly installments of $5,300 with the latest expiring in 1999. The net book value of such equipment under capital lease is $71,000. Certain vehicles and equipment are also leased under operating leases.

   Minimum lease payments due over the remaining terms of the leases are as follows:


                                            Capital  Operating
                  Year Ending December 31    Leases     Leases
                  -----------------------  --------  ---------

                              1997         $ 63,641   $369,652
                              1998           63,641    289,261
                              1999           30,623    148,075
                              2000                     105,872
                              2001                      46,618
                                           --------  ---------
                                            157,905    959,478
                  Less interest portion      27,886
                                           --------  ---------

                                           $130,019   $959,478
                                           ========  =========

                                     F-20

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statement

Note 8--Leases and Other Commitments, Continued:
   In 1995, the Company had entered into a consulting agreement and covenant not to compete (both expiring in 1998) with the principals of a company located in Dallas, Texas from which the Company acquired inventory and a customer list. Monthly payments required under the agreements were $11,800. In 1996, the Company satisfied the remaining unpaid balance of $342,200 by issuing 39,500 shares of its common stock to the aforementioned individuals.

Note 9--Due to Stockholders:

   Due to stockholders consists of the following at December 31, 1996 and 1995:


                                                    1996      1995
                                                  --------  --------
           Unsecured notes payable without
            interest to five original
            stockholders (who are also officers
            and directors) due in varying
            monthly installments                  $157,724  $332,371
           Loans made in 1996 by two of the
            above parties, due in 1998, with
            interest varying up to 11% per annum   770,000         0
                                                  --------  --------
                                                  $927,724  $332,371
                                                  ========  ========


Note 10--Geographical Segment/Major Customer Data:
   The Company's operations primarily involve a single industry segment which is the design, manufacture, sale and support of automotive brake parts. Beginning in September 1995, the new Hungarian operation involves the manufacture of iron casting products, primarily for the automotive and machine tool industries. Financial information, summarized by geographical area follows:


                                                                        Consolidated
                                  Domestic      Canada       Europe     Eliminations     Total
                                 -----------  ----------  ------------  ------------  ------------
Period ended December 31,
 1996:
  Total revenue:
    Unaffiliated
     customers                   $51,035,259  $5,973,613    $6,050,643                 $63,059,515
    Interarea
     transfers                     1,771,569   4,225,834                 ($5,997,403)            0
                                 ----------- -----------    ----------   -----------   -----------
      Total                      $52,806,828 $10,199,447    $6,050,643   ($5,997,403)  $63,059,515
                                 =========== ===========    ==========   ===========   ===========
  Income (Loss)
    from operations               $1,197,426    $129,130     ($651,015)                   $675,541
                                 =========== ===========    ==========                 ===========

  Total assets                   $31,946,883  $8,331,846    $4,230,008   ($6,481,966)  $38,026,771
                                 =========== ===========    ==========   ===========   ===========
  Total export
    sales                                                                              $   504,692
                                                                                       ===========

                                     F-21

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statements


Note 10--Geographical Segment/Major Customer Data, Continued:


                                                                        Consolidated
                                  Domestic      Canada       Europe     Eliminations     Total
                                 -----------  ----------  ------------  ------------  -------------
Period ended December 31,
1995:
  Total revenue:
    Unaffiliated
     customers                   $39,864,658   $5,600,300     $1,349,869                $46,814,827
    Interarea
     transfers                     1,694,629    7,477,203              0   ($9,171,832)           0
                                 -----------  -----------  -------------  ------------  -----------
     Total                       $41,559,287  $13,077,503     $1,349,869   ($9,171,832) $46,814,827
                                 ===========  ===========  =============  ============  ===========
  Income (loss)
    from operations                 ($54,144)    $910,753       ($78,792)      $69,724     $847,541
                                 ===========  ===========  =============  ============  ===========
  Total assets                   $32,757,868   $6,524,311     $2,683,367  ($15,549,711) $26,415,835
                                 ===========  ===========  =============  ============  ===========
  Total export
    sales                                                                               $ 1,098,489
                                                                                        ===========

                                                                                       Consolidated
                                               Domestic      Canada      Eliminations      Total
                                             -----------  ------------  ------------  -------------
Period ended December 31, 1994:
     Total revenue:
          Unaffiliated customers             $35,952,824    $3,759,305                  $39,712,129
          Interarea transfers                  1,492,509     3,015,026   ($4,507,535)             0
                                             -----------  ------------  ------------    -----------

               Total                         $37,445,333    $6,774,331   ($4,507,535)   $39,712,129
                                             ===========  ============  ============    ===========

     Income from operations                  $   610,685    $  547,815    $  150,420    $ 1,308,920
                                             ===========  ============  ============    ===========
     Total assets                            $23,976,162    $6,588,635   ($7,100,738)   $23,464,059
                                             ===========  ============  ============    ===========
     Total export sales                                                                 $ 1,706,209
                                                                                        ===========


   In 1996, one customer accounted for 11% of total consolidated sales and one vendor accounted for approximately 24% of consolidated cost of sales.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statement


Note 11--Contingencies:
   During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of a bankrupt entity ("the Debtor") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5,100,000 in damages under two claims. The largest claim, for approximately $4,600,000 is the result of alleged "voidable transactions" concerning transfers of product by the Debtor to the Company without receiving "reasonably equivalent values" (as defined). The Company believes that all transactions with the Debtor were conducted in the ordinary course of business and at "reasonably equivalent values", and thus disclaims any liability under these claims. The Company, which is in the midst of defending such action, (currently in the pretrial stage) believes that no significant liability will result and has made no provision therefor.

   Further, the Company has filed a claim of some $322,000 against the Debtor for amounts owed to it for auto parts sold to the Debtor. Because of the Debtor's bankruptcy, no receivable is reflected for such amount.

Note 12--Stock Warrants and Options:
   In connection with the public offering of common stock consummated on December 15, 1994 (see Note 1), the Company issued 1,495,000 redeemable common stock purchase warrants. Of this amount, 1,300,000 warrants were part of units containing shares of common stock that were offered to the public and 195,000 warrants were contributed by the Company in connection with 195,000 shares of common stock that were purchased by the underwriters from certain stockholders of the Company in exercise of an underwriter's overallotment option. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $7.00 per share, subject to certain adjustments, at any time until December 15, 1999. The warrants may be redeemed, in whole or in part, at the Company's option, if the closing bid price of the Company's common stock exceeds 175% of the exercise price (or $12.25 per share) for 20 consecutive trading days, as defined. Such warrants have not been exercised or redeemed.

   The Company also agreed to sell to the underwriter, warrants to purchase 130,000 units (one share of common stock and one warrant, as noted above) at a price of $.001 per unit, exercisable until December 15, 1999, at an initial per unit exercise price equal to 145% of the public offering price of $5.00 per unit (or an exercise price of $7.25). On January 24, 1996, such underwriter warrants for the purchase of 130,000 units were exercised. Based on the Underwriting Agreement, the holders of such underwriter warrants elected to exchange shares of Company stock (78,675 shares) whose then current market value was equal to the total required exercise price of $942,500 (130,000 units at $7.25). Thus, an additional 51,325 shares of Company stock were issued to the underwriter, (or certain employees thereof, who had been assigned certain of such underwriter warrants) without any cash consideration to the Company. The exercise price of the warrants included in such units is 160% of the exercise price ($7.00) of the aforementioned warrants issued to the public (or $11.20). Such warrants have not yet been exercised.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidated Financial Statement

Note 12--Stock Warrants and Options, Continued:

   In connection with the acquisition of Ontario on April 30, 1994 (see Note
   1), the previous stockholder of Canholdings granted to each of the other Company stockholders a nontransferable option to acquire from him for $1 that number of shares of Company common stock that have a market value of $62,500 (Canadian), determined as of July 1, 1998, and exercisable from and after July 1, 1998, provided that the Company consummated an initial public offering under defined terms. Such options expire on January 1, 1999.

   In October 1994, the Company adopted a Stock Option Plan for defined key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or nonstatutory options. The Company has reserved 300,000 shares of common stock for issuance under the Stock Option Plan. Following is a table indicating the activity during 1995 and 1996 for such Stock Option Plan (no options were issued during 1994):




                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                         Shares    Price
                                                      ---------  ---------
        1996:
        -----
               Shares under option:
                    Outstanding at beginning of year     57,000   $ 1.07
                    Granted during year                  84,526     5.00
                    Exercised during year              (  1,400)  ( 5.00)
                    Forfeited                          (  2,100)  ( 5.00)
                                                      ---------  -------

                    Outstanding at end of year          138,026   $ 3.38
                                                      =========  =======

               Options exercisable at end of year        43,805   $ 2.90
                                                      =========  =======

               Weighted average fair value per share
                of options granted during the year                $ 7.69
                                                                 =======

        1995:
        -----
               Options granted and outstanding at
                end of year                              57,000   $ 1.07
                                                      =========  =======

               Options exercisable at end of year        13,000   $ 1.31
                                                      =========  =======

               Weighted average fair value per share
                of options granted during the year                $10.75
                                                                 =======

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidate Financial Statements

Note 12--Stock Warrants and Options, Continued:

   The following table summarizes information about outstanding and exercisable stock options as of December 31, 1996:

                              Options Outstanding
                              -------------------


                                             Weighted-
                                              Average   Weighted-
               Range of                      Remaining   Average
               Exercise          Number     Contractual   Exercise
               Prices         Outstanding       Life      Price
               --------       -----------   -----------  ---------
               $1.00            55,000      115 mo.      $1.00
                3.00             2,000      115 mo.       3.00
                5.00            81,026      128 mo.       5.00
                               -------
                               138,026
                               =======

                              Options Exercisable
                              -------------------


                                              Weighted-
               Range of                       Average
               Exercise         Number        Exercise
               Prices         Exercisable      Price
               -------        -----------     --------
               $1.00           22,000          $1.00
                3.00            2,000           3.00
                5.00           19,805           5.00
                               ------
                               43,805
                               ======

   Compensation expense is being recorded over the respective service periods required of the optionees, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, Accounting for Stock Issued to Employees. In 1996 and 1995, amounts of $147,947 and $169,375, respectively, have been provided for such compensation expense (with offsetting credits to additional paid-in capital).

   The Company has adopted only the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation and continues to account for stock options in accordance with APB Opinion 25. The foregoing amount of compensation expense for 1996 of $147,947 does not materially differ from that which would have been recorded using the Black-Scholes option valuation method. Accordingly, the pro forma disclosures required by SFAS 123 have been omitted.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidate Financial Statements


Note 13--Quarterly Results (Unaudited):


                   1st                2nd           3rd            4th            Total
                  Quarter           Quarter       Quarter        Quarter          Year
               -------------      -----------  -------------  -------------  ---------------
1996:

  Net sales      $13,010,368      $19,451,798    $17,625,102    $12,972,247     $63,059,515
  Net income
    (loss)      (    305,167)         700,984        208,278   (  1,097,515)   (    493,420)
  Net income
    (loss) per
    share               (.05)             .10            .03           (.16)           (.07)

1995:

  Net sales       $8,490,973      $13,028,477    $12,748,483    $12,546,894     $46,814,827
  Net income
    (loss)      (    149,787)         276,108        326,040   (    388,111)         64,250
  Net income
    (loss) per
    share               (.02)             .04            .05           (.06)            .01

1994:
  Net sales       $6,925,820      $11,205,965    $10,509,272    $11,071,072     $39,712,129
  Net income         134,362          255,973         96,595         34,445         521,375
  Net income
    per share            .02              .05            .02            .01             .11



   1996 fourth quarter results were adversely affected by lower sales volumes due to the phase out of the Company's traditional warehouse distribution business, to make room for growth in the Company's higher margined brake business. The Company also experienced higher expenses in the fourth quarter primarily due to the charges related to the acquisitions of assets of two entities in the latter part of 1996. A one-time pre-tax bad debt reserve charge of $195,000 was also taken in the fourth quarter to reflect collection risks associated with a certain customer.

   The fourth quarter 1995 net loss was primarily due to the significant unusual expenses recorded in the fourth quarter. Such expenses included (a) a reduction in operating income of approximately $200,000 resulting from the discovery in the fourth quarter of a computer accounting problem relating to the recording of returned merchandise involved in sales returns (this problem has been subsequently corrected) and (b) unusually high expenses related to nonrecurring maintenance costs, which had been postponed by the previous owners, required at the newly acquired Hungarian foundry (Note 1) and other costs and interest expenses related to the acquisition of this facility.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                Notes to the Consolidate Financial Statements

Note 13--Quarterly Results (Unaudited), Continued:

   Significant adjustments recorded in the fourth quarter of 1994 include (a) a reduction in operating income of approximately $120,000 resulting from a year-end book to physical inventory adjustment partially offset by a $31,000 increase in operating income resulting from the accounting change described in Note 2, and (b) the writedown of an investment in the amount of $59,485, both net of a reduction in the provision for certain Canadian income taxes of approximately $25,000.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors
Universal Automotive Industries, Inc.


In connection with our audit of the consolidated financial statements of Universal Automotive Industries, Inc. referred to in our report dated March 19, 1997, which is included in this Form 10-K, we have also audited Schedules I and II as of and for the years ended December 31, 1996, 1995 and 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


ALTSCHULER, MELVOIN AND GLASSER LLP






Chicago, Illinois
March 19, 1997

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                       Balance Sheets (Not Consolidated)
                           December 31, 1996 and 1995





        Assets                                                1996          1995
                                                      ------------  ------------
Cash and Cash Equivalents                               $      101    $  335,986
Prepaid Expenses                                            38,678             0
Investment in and Advances to Wholly Owned
 Subsidiaries                                            8,817,622     8,558,001
                                                        ----------    ----------

                                                        $8,856,401    $8,893,987
                                                      ============  ============

       Liabilities and Stockholders' Equity

Liabilities:
    Accounts payable and other current liabilities      $        0    $   10,000
    Due to wholly owned subsidiary                               0       325,000
                                                      ------------  ------------
                                                                 0       335,000
                                                      ------------  ------------
Stockholders' Equity:
    Preferred stock (authorized 1,000,000 shares,
      $.01 par value, none issued or outstanding)                0             0
    Common stock (authorized 15,000,000 shares,
     $.01 par value, 6,729,425 and $6,500,000 shares
     issued and outstanding)                                67,294        65,000
    Additional paid-in capital                           8,740,415     7,938,831
    Retained earnings                                       75,838       569,258
    Foreign currency translation adjustments           (    27,146)  (    14,102)
                                                      ------------  ------------
                                                         8,856,401     8,558,987
                                                      ------------  ------------

                                                        $8,856,401    $8,893,987
                                                      ============  ============

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC
        Statement of Operations and Retained Earnings (Not Consolidated)
             For the Years Ended December 31, 1996 and 1995 and the
                   Initial Fiscal Period From April 30, 1994
                              to December 31, 1994





                                                   1996       1995      1994
                                              ------------  --------  --------
  Income:
      Interest income                         $          0  $ 36,921  $  2,923
      Equity in net income (loss) of
       subsidiaries                            (   309,217)  197,390   502,085
                                              ------------  --------  --------
                                               (   309,217)  234,311   505,008
                                              ------------  --------  --------

  Expenses:
      Compensation expense for stock options       147,947   169,375         0
      Miscellaneous (primarily amortization)        36,256       686
                                              ------------  --------  --------
                                                   184,203   170,061         0
                                              ------------  --------  --------

  Net Income (Loss) for Period                 (   493,420)   64,250   505,008

  Retained Earnings, Beginning of Period           569,258   505,008         0
                                              ------------  --------  --------

  Retained Earnings, End of Period            $     75,838  $569,258  $505,008
                                              ============  ========  ========

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC
                   Statement of Cash Flows (Not Consolidated)
             For the Years Ended December 31, 1996 and 1995 and the
                   Initial Fiscal Period from April 30, 1994
                              to December 31, 1994




                                                 1996          1995          1994
                                             ------------  ------------  ------------
Cash from Operating Activities:
     Net income (loss)                       ($   493,420) $     64,250  $    505,008
     Adjustments to reconcile net income
      (loss) to cash provided by (used in)
      operating activities:
          Compensation expense for stock
           options                                147,947       169,375             0
          Equity in net (income) loss of
           subsidiaries                           309,217   (   197,390)  (   502,085)
          Amortization                             34,561             0             0
          Decrease in accounts payable
           and other current liabilities                0   (    51,787)            0
                                             ------------  ------------  ------------

     Cash provided by (used in) operating
      activities                             (      1,695)  (    15,552)        2,923
                                             ------------  ------------  ------------

Cash from Investing Activities:
     Advances to subsidiaries (net)          (    334,190)  ( 2,431,592)  ( 2,447,309)
                                             ------------  ------------  ------------

Cash from Financing Activities:
     Net cash proceeds from public offering             0             0     5,227,516
                                             ------------  ------------  ------------

Increase (Decrease) in Cash and Cash
 Equivalents                                 (    335,885)  ( 2,447,144)    2,783,130

Cash and Cash Equivalents, Beginning
 of Period                                        335,986     2,783,130             0
                                             ------------  ------------    ----------

Cash and Cash Equivalents, End of Period     $        101  $    335,986  $  2,783,130
                                             ============  ============  ============

                                  SCHEDULE II

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                       Valuation and Qualifying Accounts





                                  Column B    Column C               Column E
                                 Balance at  Charged to             Balance at
         Column A                 Beginning   Costs and   Column D   at End of
         Description              of Period    Expense   Writeoffs    Period
         -----------             ----------  ----------  ---------  ----------
  1996:
         Allowance for doubtful
          accounts               $   92,461  $  472,732  $ 101,225  $  463,968
                                 ==========  ==========  =========  ==========

  1995:
         Allowance for doubtful
          accounts               $  151,851  $  188,015  $ 247,405  $   92,461
                                 ==========  ==========  =========  ==========

  1994:
         Allowance for doubtful
          accounts               $   98,447  $  206,556  $ 153,152  $  151,851
                                 ==========  ==========  =========  ==========

Balance includes UBP Canholdings, Inc. beginning balance as of May 1, 1994, the date of acquisition of UBP Canholdings, Inc.

  1996:
         Reserve for inventory
          obsolescence           $        0  $  219,836  $       0  $  219,836
                                 ==========  ==========  =========  ==========
