Form 10-Q
period 1997-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1997-05-15
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to _____________
                         Commission file number 1-13516

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

                                 (773) 478-2323
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 9, 1997 was 6,729,425 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                     Page(s)

Item 1. Financial Statements


     Consolidated Balance Sheets
            March 31, 1997 (Unaudited) and December 31, 1996         3

     Consolidated Statement of Operations
            (Unaudited) - for the three months ended
            March 30, 1997 and 1996                                  4

     Consolidated Statement of Cash Flows
            (Unaudited) - for the three months ended
            March 31, 1997 and 1996                                  5

     Notes to Condensed Financial Statements (Unaudited)             6

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                           7 - 8



PART II.  OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K                            8

Signatures

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                          March 31, 1997   December 31, 1996
                                                          -------------    -----------------
                               Assets                      (Unaudited)
        Current Assets:
           Cash & cash equivalents                              $112,660           $63,706
           Accounts receivable, trade                         13,586,389        11,919,002
           Inventories                                        14,186,882        14,441,523
           Income taxes refundable                               570,405           183,049
           Deferred income taxes                                 488,700           488,700
           Prepaid expenses and other current assets             911,408           949,114
                                                             -----------       -----------
                                                              29,856,444        28,045,094
                                                             -----------       -----------
        Property and Equipment, net                            8,668,286         8,836,272
                                                             -----------       -----------
        Other Assets:
           Goodwill, net                                         251,108           260,581
           Other assets                                          656,972           884,824
                                                             -----------       -----------
                                                                 908,080         1,145,405
                                                             -----------       -----------
                                                             $39,432,810       $38,026,771
                                                             ===========       ===========

                Liabilities and Stockholders' Equity
        Current Liabilities:
           Accounts payable, trade                            $9,789,520        $8,583,217
           Long-term indebtedness, current portion             3,007,016         2,710,583
           Subordinated notes                                    893,144         1,050,000
           Accrued expenses and other current liabilities      1,996,546         1,432,963
                                                             -----------       -----------
                                                              15,686,226        13,776,763
                                                              -----------       -----------
        Long-term Liabilities:
           Revolving loan indebtedness                        11,598,436        11,432,525
           Long-term indebtedness, non-current portion         2,569,567         2,710,145
           Deferred income taxes                                 319,979           323,213
           Due to stockholders                                   876,476           927,724
                                                             -----------       -----------
                                                              15,364,458        15,393,607
                                                             -----------       -----------
        Stockholders' Equity:
           Preferred stock (authorized 1,000,000 shares,
              $.01 par value, none issued or outstanding)              0                 0
           Common stock (authorized 15,000,000 shares,
              $.01 par value, 6,729,425  shares issued an         67,294            67,294
           Additional paid-in-capital                          7,817,312         7,777,788
           Retained earnings                                     544,722         1,038,465
           Foreign currency translation adjustments              (47,202)          (27,146)
                                                             -----------       -----------
                                                               8,382,126         8,856,401
                                                             -----------       -----------
                                                             $39,432,810       $38,026,771
                                                             ===========       ===========

   The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS

                                 (UNAUDITED)

                                                           Three Months Ended March 31,
                                                        -------------------------------
                                                           1997               1996
                                                        -----------       -----------
   Net Sales                                            $14,051,503       $13,010,368

   Cost of Sales                                         11,247,547        11,098,068
                                                        -----------       -----------
   Gross Profit                                           2,803,956         1,912,300

   Selling, General and Administrative Expenses           2,519,196         2,093,275
                                                        -----------       -----------
   Income (Loss) from Operations                            284,760          (180,975)
                                                        -----------       -----------
   Other Expense:
      Provision for lawsuit settlement                      650,000
      Interest expense                                      419,899           268,235
      Other                                                  10,604                 0
                                                        -----------       -----------
                                                          1,080,503           268,235
                                                        -----------       -----------
   Loss before Provision for Income Taxes                  (795,743)         (449,210)

   Income Tax Provision (Benefit)                          (302,000)         (144,043)
                                                        -----------       -----------
   Net Loss                                               ($493,743)        ($305,167)
                                                        ===========       ===========
   Net Loss Per Share                                        ($0.07)           ($0.05)
                                                        ===========       ===========
   Weighted average number of common
      shares outstanding                                  6,729,425         6,538,353
                                                        ===========       ===========



   The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)


                                                                   Three Months Ended March 31,
                                                                   -----------------------------
                                                                     1997              1996
                                                                   ---------         ---------
        Cash Flows from Operating Activities:
           Net Loss                                                ($493,743)        ($305,167)
           Adjustments to reconcile net loss to
             net cash used in operating activities:
               Depreciation and amortization                         305,934           177,208
               Provision for lawsuit settlement                      650,000                 0
               Effect of exchange rate changes                       (20,056)            4,482
               Compensation expense for stock options                 39,525            26,906
               Deferred income taxes                                  (3,234)           10,445
               Changes in operating assets and liabilities:
                 Accounts receivable, trade                       (1,667,388)       (2,219,669)
                 Inventories                                         254,641           129,678
                 Prepaid expenses and other current assets          (349,650)           21,354
                 Other Assets                                        142,955          (219,890)
                 Accounts payable, trade                           1,206,303         2,804,447
                 Accrued expenses and other current liabilities      (86,417)          (37,942)
                                                                 -----------        ----------
           Net cash provided by (used in) operating activities       (21,130)          391,852
                                                                 -----------        ----------
        Cash Flows from Investing Activities:
           (Increase) Decrease in advances & loans to partially
              owned entity                                                 0          (141,301)
           Purchase of property and equipment                        (43,578)       (1,567,994)
                                                                 -----------        ----------
           Net cash used in investing activities                     (43,578)       (1,709,295)
                                                                 -----------        ----------
        Cash Flows from Financing Activities:
           Issuance of common stock                                        0               130
           Net increase (decrease) in revolving loan indebtedness    165,911           256,724
           Net principal borrowings (payments) on notes payable      155,855           990,589
           Net proceeds (payments) on subordinated notes            (156,856)                0
           Net principal borrowings (payments) on loans from
                 stockholders                                        (51,248)          (55,329)
                                                                 -----------        ----------
           Net cash provided by financing activities                 113,662         1,192,114
                                                                 -----------        ----------
        Net Decrease in Cash and Cash Equivalents                     48,954          (125,329)

        Cash and Cash Equivalents, Beginning of Period                63,706           401,117
                                                                 -----------        ----------
        Cash and Cash Equivalents, End of Period                    $112,660          $275,788
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


2.    INVENTORIES


                                           March 31, 1997
                                           --------------
                          Finished goods   $12,606,794
                          Work in process      321,478
                          Raw materials      1,258,610
                                           -----------
                                           $14,186,882
                                           -----------

3.    BASIS OF PRESENTATION
Income Taxes
The Company's effective tax rate in 1996 of 32% varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no current tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company were not included in the computation of weighted average number of shares, since their inclusion is anti-dilutive.

4.    LEGAL PROCEEDINGS

During 1995, a lawsuit was filed against the Company in the United
States Bankruptcy Court by the Trustee of a bankrupt entity ("the Debtor") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5,100,000 in damages under two claims. The largest claim, for approximately $4,600,000 is the result of alleged "voidable transactions" concerning transfers of product by the Debtor to the Company without receiving "reasonably equivalent values" (as defined). In April 1997, the Company entered into a settlement agreement with the Trustee covering all litigation between the parties. The settlement agreement is contingent upon approval of the US Bankruptcy Court and lapse of all rights of appeal by creditors of the Estate on or before July 31,
1997.   Several creditors have raised objections to the settlement.  The settlement agreement calls for the payment of a total of $250,000 in several instalments and the issuance of 200,000 shares (with a guaranteed price of $2.00 per share) of Universal common stock to the Estate to be registered promptly following closing. The Company has recorded a provision of $650,000 to reflect this settlement agreement. There can be no assurances that the settlement agreement will be confirmed by the U.S. Bankruptcy Court.

5.    BANK FINANCING

At March 31, 1997, the Company was in violation of some covenants under its credit agreement with American National Bank. The Bank has not yet agreed to waive these violations for the first quarter of 1997; however, the Company has executed a forebearance agreement with the Bank and is in the process of seeking to obtain replacement and additional financing.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATION AND FINANCIAL CONDITION (1)


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared To Three Months Ended March 31, 1996

     Net sales for the three months ended March 31, 1997 increased by $1,041,135 or 8% to $14,051,503. Such increase was due primarily to a 51% increase in sales in the Company's UBP brake parts business. The overall increase was achieved despite a 49% decrease in the Company's non-brake sales as a result of the termination of its warehouse distribution business in the second half of 1996.

     Gross profits for the three months ended March 31, 1997 were $2,803,956 or 20.0% of net sales compared to $1,912,300 or 14.7% in the same period of 1996. Such increase in gross profit was due primarily to increased sales and an increase in gross profit percentage as sales of higher margin brake parts replace lower margin non-brake warehouse distribution business discontinued in 1996.

     Selling, general and administrative expenses for the three months ended March 31, 1997 increased by $425,921 or 20.3% from $2,093,275 for the same period in 1996. Such increase was due primarily to: (i) an increase in selling and distribution expenses of a mostly variable nature related to the 51% increase in sales in the Company's UBP brake parts business, (ii) an increase in marketing expenses incurred by UBP Hungary, and (iii) selling, general, and administrative expenses related to the friction manufacturing business acquired by the Company in June, 1996.

     Other Expense for the three months ended March 31, 1997 increased to $1,080,503 from $268,235 for the same period of 1996. The increase is attributable to a provision for lawsuit settlement of $650,000 (pretax) as described in Note 4 to the Condensed Financial Statements and an increase of approximately $152,000 in interest expense due primarily to a higher level of borrowing at March 31, 1997 compared to March 31, 1996.

     Net loss for the three months ended March 31, 1997 was $493,743 compared to a net loss of $305,167 for the same period in 1996. This increase in net loss is attributed to the one time provision for lawsuit settlement described previously offset by increased income from operations due to higher sales and increased gross profits.

____________________
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. Foe example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur.; Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATION AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 1997 was $21,130. The major components of this amount are an approximately $1,200,000 increase in accounts payable resulting from extended vendor payment terms , which was offset by an approximately $1,700,000 increase in accounts receivable which was a result of a substantial increase in sales.

     Net cash used in investing activities was $43,578, which is attributable
primarily to acquisition of various manufacturing equipment.   Net cash
provided from financing activities was $113,662, consisting primarily of increased bank financing offset by payments on subordinated loans.

     The Company expects to continue to finance its operations through cash flow from cash generated from operations, borrowings under the Company's bank lines of credit, credit from its suppliers and the net proceeds from additional financing in the form of senior or subordinated debt or additional equity financing. At March 31, 1997 the Company was in violation of various covenants under its American National Bank credit agreement. The Bank has not yet agreed to waive such violations for the first quarter of 1997; however, the Company has executed a forebearance agreement with the Bank and is in the process of seeking to obtain replacement and additional financing.

PART II  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

                a) The Company filed a report on Form 8-K dated March 20, 1997 wherein it disclosed information under Item 5.

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


                             UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                             /s/ ARVIN SCOTT
                             -----------------------------------------------
                             Arvin Scott, Chief Executive Officer, President (Principal Executive Officer)


                             /s/ JEROME J. HISS
                             ------------------------------------------------
                             Jerome J. Hiss, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)


Date: May 14, 1997