Form 10-Q
period 1997-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1997-08-14
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from                 to
                                              ----------------  --------------

                         Commission file number 1-13516

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                               36-3973627
------------------------------                -------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


                               3350 North Kedzie
                          Chicago, Illinois 60618-5722
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 478-2323
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           ----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 11, 1997 was 6,769,425 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION
                                                                 Page (s)

     Item 1. Financial Statements

           Consolidated Balance Sheets
                  June 30, 1997 (Unaudited) and December 31, 1996   3

           Consolidated Statement of Operations
                  (Unaudited) - for the three and six months ended
                  June 30, 1997 and 1996                            4

           Consolidated Statement of Cash Flows
                  (Unaudited) - for the six months ended
                  June 30, 1997 and 1996                            5 - 6

           Notes to Condensed Financial Statements (Unaudited)      7 - 8

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition                     9 - 11


PART II.  OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K                        12

     Signatures                                                       13

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   June 30, 1997     December 31, 1996
                                                   -------------     -----------------
                                                    (Unaudited)
                    Assets
Current Assets:
   Cash & cash equivalents                          $     22,703       $     63,706
   Accounts receivable, trade                         15,807,742         11,919,002
   Inventories                                        10,879,903         14,441,523
   Income taxes refundable                               181,435            183,049
   Deferred income taxes                                 578,700            488,700
   Prepaid expenses and other current assets             875,119            949,114
                                                    ------------       ------------
                                                      28,345,602         28,045,094
                                                    ------------       ------------

Property and Equipment, net                            8,565,230          8,836,272
                                                    ------------       ------------

Other Assets:                                            249,020            260,851
   Goodwill, net                                         568,147            884,824
                                                    ------------       ------------
   Other assets                                          817,167          1,145,405
                                                    ------------       ------------
     Liabilities and Stockholders' Equity           $ 37,727,999       $ 38,026,771
                                                    ------------       ------------
Current Liabilities:
   Accounts payable, trade                          $  8,439,863       $  8,583,217
   Long-term indebtedness, current portion             2,824,018          2,710,583
   Subordinated notes                                    675,000          1,050,000
   Accrued expenses and other current liabilities      2,362,878          1,432,963
                                                    ------------       ------------
                                                      14,301,759         13,776,763
                                                    ------------       ------------
Long-term Liabilities:
   Revolving loan indebtedness                        11,017,586         11,432,525
   Long-term indebtedness, non-current portion         2,420,928          2,710,145
   Deferred income taxes                                 320,909            323,213
   Due to stockholders                                   855,436            927,724
                                                    ------------       ------------
                                                      14,614,859         15,393,607
                                                    ------------       ------------
Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,
     $.01 par value, none issued our outstanding)              0                  0
   Common stock (authorized 15,000,000 shares,
     $.01 par value, 6,769,425 and 6,729,425              67,694             67,294
     shares issued and outstanding, respectively)      7,913,840          7,777,788
   Additional paid-in-capital                            873,698          1,038,465
   Retained earnings                                     (43,851)           (27,146)
                                                    ------------       ------------
   Foreign currency translation adjustments            8,811,381          8,856,401
                                                    ------------       ------------
                                                    $ 37,727,999       $ 38,026,771
                                                    ------------       ------------




     The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                    ---------------------------     ------------------------
                                                        1997            1996           1997           1996
                                                        ----            ----           ----           ----
Net Sales                                           $17,953,416     $19,451,798    $32,004,919    $32,462,166

Cost of Sales                                        13,817,094      15,439,735     25,064,641     26,537,803
                                                     ----------      ----------     ----------    -----------

Gross Profit                                          4,136,322       4,012,063      6,940,278      5,924,363

Selling, General and Administrative Expenses          3,189,708       2,807,086      5,708,904      4,900,361
                                                     ----------      ----------     ----------    -----------

Income From Operations                                  946,614       1,204,977      1,231,374      1,024,002
                                                     ----------      ----------     ----------    -----------

Other Expense:                                                0               0        650,000
  Provision for lawsuit settlement                      395,321         218,198        815,220        486,433
  Interest expense                                      (44,208)        (78,785)       (33,604)       (78,785)
                                                     ----------      ----------     ----------    -----------
  Other                                                 351,113         139,413      1,431,616        407,648
                                                     ==========      ==========     ==========    ===========

Income (Loss) before Provision for Income Taxes         595,501       1,065,564       (200,242)       618,354

Income Tax Provision (Benefit)                          288,525         364,580        (35,475)       220,537
                                                     ----------      ----------     ----------    -----------
Net Income (Loss)                                      $328,976        $700,984      ($164,767)      $395,817
                                                     ==========      ==========     ==========    ===========
Net Income (Loss) Per Share                                0.05           $0.10         ($0.02)         $0.06

Weighted average number of common shares
outstanding                                           6,766,801       7,103,533      6,734,041      7,087,581


    The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Six Months Ended June 30,
                                                                 -----------------------------
                                                                     1997             1996
                                                                 -----------      ------------
Cash Flows from Operating Activities:
  Net Income ( Loss)                                               ($164,767)      $395,817

Adjustments to reconcile net loss to net cash
used  in operating activities:
  Depreciation and amortization                                      612,646        384,824
  Provision for lawsuit settlement                                   650,000              0
  Effect of exchange rate changes                                    (16,705)           361
  Compensation expense for stock options                              79,048         56,008
  Deferred income taxes                                              (92,304)      (103,179)

  Changes in operating assets and liabilities:
    Accounts receivable, trade                                    (3,888,740)    (3,823,193)
    Inventories                                                    3,561,620      1,229,405
    Prepaid expenses and other current assets                         75,609        (94,618)
    Other assets                                                     136,811       (377,283)
    Accounts payable, trade                                         (143,354)     5,028,547
    Accrued expenses and other current liabilities                   337,317        453,813
                                                                  ----------    -----------

Net cash provided by  operating activities                         1,147,181        691,692
                                                                  ----------    -----------

Cash Flows for Investing Activities:
  (Increase) in advances & loans to partially
    owned entity                                                           0       (141,301)
  Purchase of property and equipment                                (150,175)    (2,520,525)
                                                                  ----------    -----------
  Net cash used in investing activities                             (150,175)    (2,661,826)
                                                                  ----------    -----------

Cash Flows from Financing Activities:
  Net (decrease)in revolving loan indebtedness                      (414,939)       (88,990)
  Proceeds on notes payable                                          233,448      2,318,939
  Principal payments on notes payable                               (409,230)      (298,061)
  Principal payments on subordinated notes                          (375,000)             0
  Principal payments on loans from shareholders
                                                                     (72,288)       (96,561)
  Net cash provided by (used in) financing
  activities                                                      (1,038,009)     1,835,327
                                                                  ----------    -----------

Net Decrease in Cash and Cash Equivalents                            (41,003)      (134,807)

Cash and Cash Equivalents, Beginning of Period                        63,706        401,117
                                                                  ----------    -----------
Cash and Cash Equivalents, End of Period                             $22,703       $266,310
                                                                  ==========    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                            $607,789       $530,791
                                                                  ----------     ----------
  Cash paid for income taxes                                          $9,316        $21,897
                                                                  ----------     ----------

Supplemental Disclosures of Noncash Investing
and Financing Activities:
  Assets acquired by issuance of common stock                             $0       $648,801
                                                                  ----------     ----------


    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management of Universal Automotive Industries, Inc. (the "Company"), all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current periods' results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

2.   INVENTORIES

                         June 30, 1997
                         -------------
      Finished goods       $ 9,328,534
      Work in process          321,097
      Raw materials          1,230,272
                           -----------
                           $10,879,903
                           -----------


3.   BASIS OF PRESENTATION

Income Taxes
The Company's effective tax rate of 18% in 1997 and 36% in 1996 varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive.

Recently issued FASB Statement 128, "Earnings Per Share," which will become effective for the year ended December 31, 1997, is not expected to have a significant effect on the Company's reported earnings per share.

4.   LEGAL PROCEEDINGS
During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of the bankrupt estate of First National
Parts Exchange, Inc. ("the Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5,100,000 in damages under two claims. The largest claim, for approximately $4,600,000 is the result of alleged "voidable transactions" concerning transfers of product by the Estate to the Company without receiving "reasonably equivalent values" (as defined). In April, 1997, the Company entered into a settlement agreement with the Trustee covering all litigation between the parties. The settlement agreement called for the payment of a total of
$250,000 in several installments and the issuance of   200,000 shares (with a
guaranteed price of $2.00 per share) of Universal common stock to the Estate. The Company recorded a provision of $650,000 to reflect this settlement agreement in the first quarter of 1997. The settlement agreement was objected to by certain creditors of the Estate, and the Company was unwilling to increase the settlement to the sum demanded by such creditors. Accordingly, the settlement agreement has lapsed as of July 31, 1997 and the case is expected to go to trial in the fourth quarter of 1997.

5.   BANK FINANCING

At June 30, 1997, the Company was in violation of some covenants under its then existing credit agreement with American National Bank and had executed a forbearance agreement with the Bank until replacement financing was obtained. On July 14, 1997, the Company closed a line of credit with LaSalle National Bank of up to $20,000,000 based on eligible accounts receivable and inventory and a $4,450,000 term loan. The line of credit bears interest at prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The revolving credit facility is for an initial term ending May 1, 1999. The term loan amortizes through May 1, 2002 and bears interest at prime plus 0.75% per annum, with an ongoing option to convert to LIBOR plus 2.75% per annum.

On the same day, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation), calling for payments of interest only at 12.25% per annum through maturity. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1998; February 1999; August 1999; August 2000; and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998, then all subsequent warrants will not issue. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. The amounts to be allocated to such warrants are in the process of determination.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATION AND FINANCIAL CONDITION1


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared To Three Months Ended June 30, 1996

        Net sales for the three months ended June 30, 1997 decreased by $1,498,382 or 8% to $17,953,416. Such decrease was due primarily to a 68% decrease in sales of the Company's non-brake related businesses which have not been fully offset by sales of UBP brake products which have increased 32%. The Company discontinued its non-brake warehouse distribution business in the second half of 1996 to focus on its higher margin brake business.

        Gross profits for the three months ended June 30, 1997 were $4,136,322 or 23.0% of net sales compared to $4,012,063 or 20.6% in the same period of 1996. Such increase in gross profit was due primarily to an increase in gross profit percentage as sales of higher margin brake parts replace lower margin non-brake warehouse distribution business discontinued in 1996 offset by decreased sales.

        Selling, general and administrative expenses for the three months ended June 30, 1997 increased by $382,622 or 13.6% from $2,807,086 for the same period in 1996. Such increase was due primarily to: (i) an increase in selling and distribution expenses due to the changing mix of customers, and (ii) selling, general and administrative expenses related to the friction manufacturing business acquired by the Company in June 1996.

        Other expense for the three months ended June 30, 1997 increased to $351,113 from $139,413 for the same period of 1996. The increase is attributable to an increase in interest expense due primarily to a higher level of borrowing at June 30, 1997 compared to June 30, 1996.

        Net income for the three months ended June 30, 1997 was $328,976 compared to net income of $700,984 for the same period in 1996. This decrease in net income is attributed to increased selling, general and administrative expenses and increased interest expense offset by increased gross profits.

Six  Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

        Net sales for the six months ended June 30, 1997 decreased by $457,247 or 1% to $32,000,919. Sales of UBP brake parts were 41% higher than the same period in 1996 and almost offset the 63% sales decrease in the Company's non-brake businesses. The decrease in the non-brake business stems from the discontinuance in the second half of 1996 of the warehouse distribution business to allow the Company to focus on the higher margin UBP "value line" brake business.


-----------------

1 Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. Foe example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur.; Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

        Gross profits for the six months ended June 30, 1997 increased $1,015,915 or 17.1% to $6,940,278. The percent of gross profit for the six month period was 21.7% compared to 18.2% for the same 1996 period. The increase in gross profits is due to the change in sales mix toward higher margin brake sales. Brake related sales for 1997 six months to date were 85% of total sales versus 59% for 1996 six months to date.

        Selling, general and administrative expenses for the six months ended June 30, 1997 increased $808,543 or 16.5% from $4,900,361 for the same period in 1996. Such increase was due primarily to (i) an increase in selling and distribution expenses due to the changing mix of customers, (ii) an increase in the reserve for bad debts for collection risks associated with certain customers and (iii) selling, general and administrative expenses associated with the friction manufacturing business acquired in June 1996.

        Other Expense for the six months ended June 30, 1997 increased by $1,023,968 from $407,648 for the same period of 1996. The increase is attributable to a provision for lawsuit settlement of $650,000 (pretax) as described in Note 4 to the Condensed Financial Statements and an increase in interest expense due primarily to a higher level of borrowing at June 30, 1997 compared to June 30, 1996.

        Net loss for the six months ended June 30, 1997 was $164,767 compared to net income of $395,817 for the same period in 1996. This decrease in net income is due to the one time provision for lawsuit settlement described previously and increased interest expense offset by higher income from operations due to increased gross profits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATION AND FINANCIAL CONDITION (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the six months ended June 30, 1997 was $1,147,181. This was due primarily to cash generated from operations of approximately $1,000,000. The increase in accounts receivable of $3,888,740 was offset by decreases in inventories of approximately the same magnitude.

        Net cash used in investing activities was $150,175, which is attributable primarily to acquisition of various items of manufacturing
equipment.   Net cash used in financing activities was $1,038,009, consisting primarily of payments which decreased bank borrowings and payments of certain subordinated notes.

        The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit, and credit from its suppliers. At June 30, 1997, the Company was in violation of some covenants under its then existing credit agreement with American National Bank and had executed a forbearance agreement with the Bank until replacement financing was obtained. On July 14, 1997, the Company closed a line of credit with LaSalle National Bank of up to $20,000,000 based on eligible accounts receivable and inventory and a $4,450,000 term loan. The line of credit bears interest at prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The revolving credit facility is for an initial term ending May 1, 1999. The term loan amortizes through May 1, 2002 and bears interest at prime plus 0.75% per annum, with an ongoing option to convert to LIBOR plus 2.75% per annum.

        On the same day, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation), calling for payments of interest only at 12.25% per annum through maturity. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1998; February 1999; August 1999; August 2000; and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998, then all subsequent warrants will not issue. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. The amounts to be allocated to such warrants are in the process of determination.

PART II OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On June 26, 1997, Universal Automotive Industries, Inc. held its annual meeting of shareholders. Present at this meeting, in person and by proxy, were shareholders representing 4,157,980 of the 6,729,425 issued and outstanding shares of Common Stock at the date of record (61.8%) of the total number of shares of Common Stock outstanding and entitled to vote). The following items were voted upon at the meeting:

a)   The following Directors were elected to the Board:
Name                     Votes For     Votes Against        Abstentions
Arvin Scott              4,149,980           0                 8,000
Yehuda Tzur              4,149,980           0                 8,000
Sami Israel              4,149,980           0                 8,000
Eric Goodman             4,149,980           0                 8,000
Sheldon Robinson         4,149,980           0                 8,000
Sol S. Weiner            4,149,980           0                 8,000
Dennis L. Kessler        4,149,980           0                 8,000


b)The firm of Altschuler, Melvoin and Glasser LLP was re-appointed as the Company's independent auditors for 1997. Holders of Common Stock holding 4,157,980 votes were cast in favor, no votes were cast against and no shares abstained from voting.

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


                         UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                                 /s/ ARVIN SCOTT
                                 -----------------------------------------------
                                 Arvin Scott, Chief Executive Officer, President (Principal Executive Officer)

                                 /s/ JEROME J. HISS
                                 -----------------------------------------------
                                 Jerome J. Hiss, Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

                                                Date: August 13, 1997