Form 10-Q
period 1997-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1997-11-14
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from                to
                                              ---------------   --------------

                         Commission file number 1-13516
                                                -------

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        36-3973627
                 --------                                        ----------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                         Identification No.)

                               3350 North Kedzie
                          Chicago, Illinois 60618-5722
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 478-2323
                  --------------------------------------------
              (Registrant's telephone number, including area code)

                                        N/A
            ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of November 11, 1997 was 6,769,425 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                           Page (s)
-----------------------------                                           -------
 Item 1. Financial Statements

        Consolidated Balance Sheets
               September 30, 1997 (Unaudited) and December 31, 1996         3

        Consolidated Statements of Operations
               (Unaudited) - for the three and nine months ended
               September 30, 1997 and 1996                                  4

        Consolidated Statements of Cash Flows
               (Unaudited) - for the nine months ended
               September 30, 1997 and 1996                                  5

        Notes to Condensed Financial Statements (Unaudited)                 6 - 7

 Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                 8 - 10



PART II.  OTHER INFORMATION
---------------------------


 Item 6 - Exhibits and Reports on Form 8-K                                  11

 Signatures                                                                 11

 EXHIBIT II - Computation of Earnings Per Share                             12

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           September 30, 1997  December 31, 1996
                                                           ------------------  -----------------
                                                              (Unaudited)
         Assets

Current Assets:

  Cash & cash equivalents                                   $     46,594        $    63,706
  Accounts receivable, trade                                  13,720,866         11,919,002
  Inventories                                                 11,944,399         14,441,523
  Income taxes refundable                                         82,233            183,049
  Deferred income taxes                                          728,700            488,700
  Prepaid expenses and other current assets                      632,344            949,114
                                                            ------------        -----------
                                                              27,155,136         28,045,094
                                                            ------------        -----------
Property and Equipment, net                                    8,723,945          8,836,272
                                                            ------------        -----------

Other Assets:

  Goodwill, net                                                  245,334            260,581
  Other assets                                                   686,594            884,824
                                                            ------------        -----------
                                                                 931,928          1,145,405
                                                            ------------        -----------
                                                            $ 36,811,009        $38,026,771
                                                            ------------        -----------
           Liabilities and Stockholders' Equity

Current Liabilities:

  Accounts payable, trade                                   $  5,426,486        $ 8,583,217
  Long-term indebtedness, current portion                        346,264          2,710,583
  Subordinated notes                                             100,000          1,050,000
  Accrued expenses and other current liabilities               2,184,121          1,432,963
                                                            ------------        -----------
                                                               8,056,871         13,776,763
                                                            ------------        -----------

Long-term Liabilities:
  Revolving loan indebtedness                                 10,400,000         11,432,525
  12.25% subordinated debenture                                4,284,375                  0
  Long-term indebtedness, non-current portion                  4,160,278          2,710,145
  Deferred income taxes                                          319,403            323,213
  Due to stockholders                                            538,670            927,724
                                                            ------------        -----------
                                                              19,702,726         15,393,607
                                                            ------------        -----------
Stockholders' Equity:
  Preferred stock (authorized 1,000,000 shares,
  $.01 par value, none issued or outstanding)                          0                  0
  Common stock (authorized 15,000,000 shares,
  $.01 par value, 6,769,425 and 6,729,425
  shares issued and outstanding,
  respectively)                                                   67,694             67,294
  Additional paid-in-capital                                   8,178,364          7,777,788
  Retained earnings                                              857,420          1,038,465
  Foreign currency translation adjustments                       (52,066)           (27,146)
                                                            ------------        -----------
                                                               9,051,412          8,856,401
                                                            ------------        -----------
                                                            $ 36,811,009        $38,026,771
                                                            ------------        -----------

     The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three Months Ended         Nine Months Ended   September 30,
                                                           September 30,           ----------------------------------
                                                  ----------------------------
                                                      1997            1996              1997              1996
                                                  --------------  -----------       ------------      --------------
Net Sales                                           $16,184,302   $17,625,102        $48,189,221       $  50,087,268

Cost of Sales                                        12,708,017    14,252,888         37,772,658          40,790,691
                                                 --------------   -----------        -----------       -------------
Gross Profit                                          3,476,285     3,372,214         10,416,563           9,296,577

Selling, General, and Administrative Expenses         3,029,551     2,645,613          8,738,455           7,545,974
                                                 --------------   -----------        -----------       -------------
Income From Operations                                  446,734       726,601          1,678,108           1,750,603
                                                 --------------   -----------        -----------       -------------

Other Expense:
  Provision for lawsuit settlement                            0             0            650,000                   0
  Interest expense                                      436,429       311,053          1,251,649             797,486
  Other                                                  37,608        65,620              4,004             (13,165)
                                                 --------------   -----------        -----------       -------------
  Total                                                 474,037       376,673          1,905,653             784,321
                                                 --------------   -----------        -----------       -------------
Income (Loss) before Provision for Income Taxes         (27,303)      349,928           (227,545)            966,282

Income Tax Provision (Benefit)                          (11,025)      141,650            (46,500)            362,187
                                                 --------------   -----------        -----------       -------------
Net Income (Loss)                                   $   (16,278)  $   208,278        $  (181,045)      $     604,095
                                                 ===============  ===========        ===========       =============
Net Income (Loss) Per Share                         $     (0.00)  $      0.03        $     (0.03)      $        0.09
                                                 ==============   ===========        ===========       =============
Weighted average number of common shares
outstanding                                           6,769,425     7,125,180          6,745,835           7,100,102
                                                 ==============   ===========        ===========       =============

     The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                              ----------------------------------
                                                                     1997           1996
                                                                  ----------     ----------
Cash Flows from Operating Activities:
 Net Income (Loss)                                               $  (181,045)    $  604,095
Adjustments to reconcile net loss to net cash used  in
operating activities:
 Depreciation and amortization                                       929,043        604,131
 Provision for lawsuit settlement                                    650,000              0
 Effect of exchange rate changes                                     (24,920)         1,869
 Compensation expense for stock options                              118,572         91,008
 Deferred income taxes                                              (243,810)      (108,273)

 Changes in operating assets and liabilities:
  Accounts receivable, trade                                      (1,801,864)    (5,200,559)
  Inventories                                                      2,497,124     (3,544,933)
  Prepaid expenses and other current assets                          417,584       (140,166)
  Other assets                                                       (71,112)       (99,547)
  Accounts payable, trade                                         (3,156,730)     6,342,994
  Accrued expenses and other current liabilities                     158,559        710,031
                                                             ---------------   ------------
Net cash used in operating activities                               (708,599)      (739,350)
                                                             ---------------   ------------

Cash Flows for Investing Activities:
 (Increase) in advances & loans to partially owned entity                  0       (141,301)
 Purchase of property and equipment                                 (532,123)    (2,997,969)
                                                             ---------------   ------------
 Net cash used in investing activities                              (532,123)    (3,139,270)
                                                             ---------------   ------------

Cash Flows from Financing Activities:
 Issuance of common stock                                                  0          7,186
 Net increase (decrease) in revolving loan indebtedness           (1,032,525)       832,321
 Proceeds on notes payable                                           233,448      2,535,645
 Principal payments on notes payable                              (1,138,259)      (286,676)
 Proceeds on 12.25% subordinated debentures                        4,500,000              0
 Principal payments on subordinated notes                           (950,000)             0
 Principal (payments) borrowings on loans from shareholders         (389,054)       653,236
                                                             ---------------   ------------
 Net cash provided by financing activities                         1,223,610      3,741,712
                                                             ---------------   ------------
Net Decrease in Cash and Cash Equivalents                            (17,112)      (136,908)
Cash and Cash Equivalents, Beginning of Period                        63,706        401,117
                                                             ---------------   ------------
Cash and Cash Equivalents, End of Period                         $    46,594     $  264,209
                                                             ===============   ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid for interest                                          $ 1,042,397     $  858,010
                                                             ---------------   ------------
 Cash paid for income taxes                                      $    62,272     $   32,204
                                                             ---------------   ------------

Supplemental Disclosures of Noncash Investing and
Financing Activities:
 Assets acquired by issuance of common stock                     $         0     $  648,801
                                                             ---------------   ------------
 Warrants issued to debenture holder                             $   225,000     $        0
                                                             ---------------   ------------


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

2. INVENTORIES

                               September 30, 1997
                               ------------------
         Finished goods          $  10,212,401
         Work in process               321,113
         Raw materials               1,410,885
                                 -------------
                                 $  11,944,399

3. BASIS OF PRESENTATION
Income Taxes
The Company's effective tax rate (benefit) of 20% in 1997 varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three and nine months ended September 30, 1997, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

New Accounting Pronouncements
Earnings Per Share
Recently issued FASB Statement 128, "Earnings Per Share," which will become effective for the year ended December 31, 1997, is not expected to have a significant effect on the Company's reported earnings per share.
Reporting Comprehensive Income
FASB Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a significant impact because the Company currently does not have any significant items of comprehensive income in its financial statements.

Disclosures About Segments of an Enterprise and Related Information
FASB Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Statement 131 is not expected to have a significant impact on the Company's financial statements because the Company currently operates in only one industry segment.

4. LEGAL PROCEEDINGS
During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of the bankrupt estate of First National Parts Exchange, Inc. ("the Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5,100,000 in damages under two claims. The largest claim, for approximately $4,600,000 is the result of alleged "voidable transactions" concerning transfers of product by the Estate to the Company without receiving "reasonably equivalent values" (as defined). The Company recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997. The case is expected to go to trial in the fourth quarter of 1997. Because of the uncertainty of litigation, the Company has not adjusted the provision recorded in the first quarter of 1997.


5. BANK FINANCING
On July 14, 1997, the Company closed a line of credit with LaSalle National Bank of up to $20,000,000 based on eligible accounts receivable and inventory and a $4,450,000 term loan. The line of credit bears interest at prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The revolving credit facility is for an initial term ending May 1, 1999. The term loan amortizes through May 1, 2002 and bears interest at prime plus 0.75% per annum, with an ongoing option to convert to LIBOR plus 2.75% per annum.

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation), calling for payments of interest only at 12.25% per annum through maturity. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1998; February 1999; August 1999; August 2000; and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998, then all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. The amount allocated to such warrants is $225,000 which approximates the amount of increased interest the buyer would have required without a warrant feature.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATION AND FINANCIAL CONDITION(1)

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared To Three Months Ended September 30, 1996

     Sales of brake parts increased 11% over the same quarter in 1996 to approximately $13.8 million. Total net sales for the three months ended September 30, 1997 decreased by $1,440,800 or 8% to $16,184,302. Such an overall decrease is indicative of the discontinuance of the Company's non-brake warehouse distribution business in the second half of 1996 to focus on its higher margin brake parts business.

     Gross profits for the three months ended September 30, 1997 were $3,476,285 or 21.5% of net sales compared to $3,372,214 or 19.1% in the same period of 1996. Such increase in gross profit was due primarily to an increase in gross profit percentage as sales of higher margin brake parts replace lower margin non-brake warehouse distribution business discontinued in 1996 offset by slightly decreased sales.

     Selling, general and administrative expenses for the three months ended September 30, 1997 increased by $383,938 or 14.5% from $2,645,613 for the same period in 1996. Such increase was due primarily to: (i) an increase in selling and distribution expenses due to the changing mix of customers, and (ii) additional bad debt provision as the industry continues to consolidate and customers restructure.

     Other expense for the three months ended September 30, 1997 increased to $474,037 from $376,673 for the same period of 1996. The increase is attributable to an increase in interest expense due primarily to a higher level of borrowing at September 30, 1997 compared to September 30, 1996 and an increased interest rate with respect to the subordinated debenture issued in July, 1997.

     Net loss for the three months ended September 30, 1997 was $16,278 compared to net income of $208,278 for the same period in 1996. This decrease in net income is attributed to increased selling, general and administrative expenses and increased interest expense offset by increased gross profits.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net sales for the nine months ended September 30, 1997 decreased by $1,898,047 or 3.8% to $48,189,221. Sales of UBP brake parts were 32% higher than the same period in 1996 and almost offset the 62% sales decrease in the Company's non-brake businesses. The decrease in the non-brake business stems from the discontinuance in the second half of 1996 of the warehouse distribution business to allow the Company to focus on the higher margin UBP "value line" brake business.

(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Gross profits for the nine months ended September 30, 1997 increased $1,119,986 or 12.0% to $10,416,563. The percent of gross profit for the nine month period was 21.6% compared to 18.6% for the same 1996 period. The increase in gross profits is due to the change in sales mix toward higher margin brake sales. Brake related sales for 1997 nine months to date were 85% of total sales versus 62% for 1996 nine months to date.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 increased $1,192,481 or 15.8% from $7,545,974 for the same period in 1996. Such increase was due primarily to (i) an increase in selling and distribution expenses due to the changing mix of customers, (ii) an increase in the reserve for bad debts for collection risks associated with certain customers and (iii) selling, general and administrative expenses associated with the friction manufacturing business acquired in June 1996.

     Other Expense for the nine months ended September 30, 1997 increased by $1,121,332 from $784,321 for the same period of 1996. The increase is attributable to a provision for lawsuit settlement of $650,000 (pretax) as described in Note 4 to the Condensed Financial Statements and an increase in interest expense due primarily to a higher level of borrowing at September 30, 1997 compared to September 30, 1996 and an increased interest rate with respect to the subordinated debenture issued in July, 1997.

     Net loss for the nine months ended September 30, 1997 was $181,045 compared to net income of $604,095 for the same period in 1996. This decrease in net income is due to the one time provision for lawsuit settlement described previously and increased interest expense offset by higher income from operations due to increased gross profits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 1997 was $708,599. This was due primarily to cash generated from operations ($1.25 million) which, coupled with cash generated through a reduction in inventory ($2.5 million), nearly offset cash required to finance growth in accounts receivable ($1.8 million) and to reduce accounts payable ($3.2 million) to a level the Company considers normal.

     Net cash used in investing activities was $532,123, which is attributable primarily to acquisition of various items of tooling and manufacturing
equipment.   Net cash provided by financing activities was $1,223,610,
consisting of net proceeds (above that required to payoff existing bank debt) from the new financing package closed in July, 1997 less the repayment of certain subordinated notes.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers. On July 14, 1997, the Company closed a line of credit with LaSalle National Bank of up to $20,000,000 based on eligible accounts receivable and inventory and a $4,450,000 term loan. The line of credit bears interest at prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The revolving credit facility is for an initial term ending May 1, 1999. As of September 30, 1997, there was excess lending availability under the revolving credit facility of approximately $4.1 million. The term loan amortizes through May 1, 2002 and bears interest at prime plus 0.75% per annum, with an ongoing option to convert to LIBOR plus 2.75% per annum.

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation), calling for payments of interest only at 12.25% per annum through maturity. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1998; February 1999; August 1999; August 2000; and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998, then all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. The amount allocated to such warrants is $225,000 which approximates the amount of increased interest the buyer would have required without a warrant feature.

PART II  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

a) Exhibit 11 - Computation of Earnings Per Share



                                   SIGNATURES
      --------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                                             /s/ ARVIN SCOTT
                                             --------------------------------
                                             Arvin Scott, Chief Executive
                                             Officer, President (Principal
                                             Executive Officer)

                                             /s/ JEROME J. HISS
                                             --------------------------------
                                             Jerome J. Hiss, Chief Financial
                                             Officer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)
                                             Date: November 13, 1997