Form 10-K
period 1997-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1998-03-30
CIK 931457

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

                           Commission File Number
                                   1-13516

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


             Delaware                                            36-397362
------------------------------------                             ----------

3350 North Kedzie, Chicago, Illinois                             60618-5722
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:            (773) 478-2323

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered

Units (One share Common Stock
and one Warrant)                               Not listed for trading
-----------------------------------------      --------------------------------
                                               The Chicago Stock Exchange,
Common Stock, $0.01 Par Value                  Nasdaq SmallCap Market
-----------------------------------------      --------------------------------
                                               The Chicago Stock Exchange,
Redeemable Common Stock Purchase Warrants      Nasdaq SmallCap Market
-----------------------------------------      --------------------------------

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

===============================================================================
                                    None
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      NO
    -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of March 23, 1998, was approximately $2,285,350.

     The number of shares of registrant's Common Stock, par value of $0.01 per share, outstanding as of March 23, 1998 was 6,769,425 shares.



                                    (ii)

                              TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I..................................................................    1
   Item 1.  Business....................................................    1
   Item 2.  Properties..................................................   13
   Item 3.  Legal Proceedings...........................................   14
   Item 4.  Submission of Matters to Vote of Security Holders...........   14

PART II.................................................................   14
   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   14
   Item 6.  Selected Financial Data (in thousands, except
            for per share data).........................................   16
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   20
   Item 8.  Financial Statements and Supplementary Data.................   24
   Item 9.  Changes in and Disagreements With Accounting
            and Financial Disclosure....................................   24

PART III................................................................   25
   Item 10. Directors and Executive Officers of the Registrant..........   25
   Item 11. Executive Compensation......................................   25
   Item 12. Security Ownership of Certain Beneficial
            Owners and Management.......................................   25
   Item 13. Certain Relationships and Related Transactions..............   25

PART IV.................................................................   25
   Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................................   25






                                    (iii)

                                   PART I

ITEM 1. BUSINESS (1)

GENERAL

     The Company is a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, wheel cylinders and brake hoses for the automotive aftermarket. The Company markets approximately 50% of its product under its UBP trademark (Universal Brake Parts) and the balance under its customers' private labels. The Company commenced operations in 1981 as a warehouse distributor of a wide variety of automotive aftermarket replacement parts servicing the Chicagoland area. In the early 1990's, the Company started shifting its focus to the brake parts segment of the business, and in the second half of 1996 liquidated its non-brake parts warehouse distributor business due to the lower margin and declining growth prospects of this segment of the business. The Company manufactures disc brake rotors in its Laredo, Texas facility and formulates and manufactures conventional as well as integrally molded disc brake pads at its plant located in Toronto, Canada. In October 1995, it acquired a foundry in Budapest, Hungary which presently makes iron castings for numerous industries, but which could be capable of supplying brake rotors for the Company's internal requirements should certain significant additional equipment investment be made.

     The Company believes it is the leading North American supplier of "value line" brake parts (brake parts sold at prices significantly below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors. Many of the Company's "value line" competitors specialize in only one category of brake parts. By offering a full line of "value line" brake products, the Company believes it has an advantage over those competitors offering "value line" products in fewer brake part categories in light of the industry trend to consolidate the number of suppliers.

     The Company also conducts a wholesale "commodities" operation from its headquarters in Chicago, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices.

     In each of the past four years, the Company has experienced significant growth in sales of brake rotors and other brake parts. Due to overall improvement of its brake parts business, sales in this category

---------------------

     (1) Some of the statements included in Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur.
Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

     Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices, as they relate to forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

increased by 24% during 1997 compared to 1996. No assurance can be given that this percentage increase in sales will continue at such level in the future. The Company currently markets its UBP Universal Brake Parts line to warehouse distributors, mass market retailers, specialty, "under-the-car" distributors and national franchise and chain installers located throughout the United States and Canada, principally through the Company's salespeople, independent sales representatives and telemarketing. The Company has been named a primary private label brake rotor and drum supplier to several national buying groups.

     Net sales of brake rotors and other brake parts account for an increasingly significant portion of the Company's total net sales and gross profits. The following table sets forth, for the three years ended December 31, 1995, 1996 and 1997, net sales attributable to brake parts and all other Company operations as a percentage of total net sales, and gross profits attributable to sales of brake parts and sales from all other Company operations as a percentage of total gross profits.



                                            Year Ended December 31,
                               ------------------------------------------------
                                    1995            1996             1997
                               --------------   -------------    --------------
                               % OF     % OF    % OF     % OF    % OF    % OF
                               TOTAL   TOTAL    TOTAL   TOTAL    TOTAL   TOTAL
                                NET    GROSS     NET    GROSS     NET    GROSS
      PRODUCTS                 SALES  PROFITS   SALES  PROFITS   SALES  PROFITS
      --------                 -----  -------   -----  -------   -----  -------
      Brake Parts(1)........... 64%     79%      66%     81%       84%     91%

      All other operations(2).. 36%     21%      34%     19%       16%      9%
                               ---     ---      ---     ---       ---     ---
           Total...............100%    100%     100%    100%      100%    100%
                               ===     ===      ===     ===       ===     ===

----------------------
(1) Includes sales of brake rotors and drums, wheel cylinders and brake friction products.

(2) Includes sales of automotive hard parts, maintenance products and accessories on a warehouse distribution and wholesale basis through December 31, 1996, and for the period from October 2, 1995 through December 31, 1997 revenues from the Company's Hungarian foundry operations.

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

     The Company's strategy is to capitalize on the increasing demand for brake parts and the higher gross margins on sales of such brake parts by expanding its brake parts manufacturing and distribution business. The Company believes that it can implement its expansion strategy by: (i) gaining additional market share of friction brake products; (ii) being a complete "value line" brake part supplier; (iii) possibly acquiring other specialty brake parts distributors; (iv) being a low cost producer of brake parts; (v) increasing its SKU coverage to existing customers; and (vi) building brand recognition through the introduction of the Company's "Ultimate" brand brake parts (a premium product). The Company may seek additional debt or equity financing to finance this expansion.

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

     (iii) October 1995 - the Company acquired the assets of Csepel Iron Foundry Works, with a view toward potential future upgrading in order to eventually produce brake rotors for internal requirements;

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

     (vii) September 1996 - the Company substantially liquidated its non-brake parts warehouse/distribution division which enabled the Company to utilize the financial, warehouse and personnel resources previously used by such division in the Company's higher margin brake parts business. Liquidation was substantially completed by December 31, 1996; and

     (viii) November 1996 - the Company acquired all of the assets of the MCI Automotive Division of Excel Industries which was in bankruptcy. Inventory was acquired at values substantially less than current market values and has been substantially sold. The Company also acquired a substantial number of additional brake rotor patterns and additional equipment to increase its manufacturing capacity.

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

INDUSTRY OVERVIEW

General

     The automotive aftermarket is a mature industry undergoing rapid changes. Over the last seven years, there has been significant consolidation at the manufacturer and distributor level including several bankruptcies. Industry experts believe that consolidation activity will remain at a high level over the next several years.

     The automotive aftermarket will benefit from consolidation by enjoying improved operating efficiencies through reduction of duplicate overhead costs, improved absorption at manufacturing plants, and reduced manufacturing costs. Aftermarket consumers will have less leverage as the number of suppliers diminishes. Domestic suppliers will have greater ability to compete with low cost offshore suppliers.

     Due to the rapid introduction of model changes by car manufacturers, the number of different parts to service the vehicle population has grown substantially. This benefits the manufacturer with the necessary capital resources to invest in additional tooling. The aftermarket distributors are forced to increase their inventory investment to service the timely requirements of their customers for parts. Parts proliferation benefits those companies in the aftermarket that are well capitalized with excellent management information systems capabilities.

     Vehicle operating systems have become increasingly complex. This factor has led to a shrinking of the "Do It Yourself" market and a benefit to traditional distributors and those retailers targeting commercial business. Better installers will gain market share and car manufacturers may begin to operate free standing repair centers.

     Programmed distribution groups will have increased purchasing power. Traditional warehouse distributors aligned with major groups will prosper as a result of groups "all or nothing" attitude when group members support a single manufacturer for given categories. This additional market clout will lead to further consolidation as manufacturers' profit margins are compressed.

     National wholesale and retail chains will have increased purchasing clout. Aggressive marketing by large, well financed chains results in reduced market prices, and an erosion of traditional warehouse distributors and jobbers without a commercial base. These factors, in turn, fuel additional consolidation within the industry.

     Private label brands will grow and erode traditional brand name equity. This movement favors low cost producers who operate with a "value line" concept.

     The size of the automotive aftermarket will grow as the number of vehicles on the road constantly increases. The average age of vehicles in use is increasing; the average age of all vehicles in 1997 was 9.3 years compared to
7.8 years in 1990. Also, the average number of miles driven per vehicle continues to grow.

     The Company believes that consolidation and related shifts in the automotive aftermarket offer substantial opportunity for the Company's "value line" concept of high quality low cost replacement parts offered to a broad cross section of the market. The Company believes that it is well positioned to become the only acceptable full brake parts value line alternative to the three remaining major branded suppliers in the market segments served.

Brake System Replacement Parts

     The brake parts segment of the automotive after market is the segment of the industry experiencing the most growth. While the overall market is growing at a rate of around 2.75% per year (following the total growth in the number of vehicles), the brake portion of the industry is enjoying growth of 5% to 6% per year. This larger growth rate is supported by several factors increasing wear and tear on brakes, including changes in vehicle design, improved components (e.g., front wheel drive, semi-metallic disc pads, ABS braking system), increased speed limits, and an overall increase in the miles driven per year.

     Changes in vehicle design is the result of the introduction of front wheel drive vehicles in 1980. The mix of front to rear braking changed over the years from 60% front - 40% rear to as high as 85% front - 15% rear. This equates to much higher heat on the front rotors as they are forced to do much more of the braking, and as a result, increased wear on rotors.

     The government has mandated targets for improving fuel economy and imposed sizable taxes for not attaining such targets. Car manufacturers have generally chosen reducing vehicle weight as the short-term method of improving fuel economy. One of the prime targets has been the braking system which has always been over designed and, therefore, overweight. Rotors and calipers were reduced in size to help achieve these new weight targets, which reduces rotor and disc pad life. Lighter weight rotors are less costly than heavier rotors, and upon wearing down it is generally more cost effective to discard, rather than refurbish the rotors.

     Increased speed limits have increased braking system usage. Speed limits in several states have been increased from the 55 mph of the mid 1970's to as high as 75 in some states. This 36% increase in speed requires almost 300% more braking power to achieve the same stopping distance. In response to these increased demands placed on braking systems, vehicle manufacturers created anti-lock braking systems which electronically monitor the performance of each wheel to assure that is does not lock and skid, thus reducing the braking power of that wheel. This system rapidly activates and releases pressure on a wheel to keep it from locking up and skidding. This rapid action on the brake system tends to increase wear of the brake components.

     Specifications for bringing a vehicle to a complete stop from 60 mph have been reduced from 150 feet to 90 feet. To achieve this result, car manufacturers specify metallic brake pads which have shorter life and which, in turn, shortens the life of the brake rotor.

     Demands on the braking systems associated with these factors have increased dramatically (300% to 500%) while the basic design of the systems has remained relatively constant. The Company believes that the brakes category of the automotive aftermarket will continue to grow at the 5% to 6% level well into the next decade.

PRODUCTS

     The Company supplies a wide range of brake components to all levels of distribution. Company owned manufacturing facilities in both the U.S. and Canada produce brake drums and rotors as well as a full range of friction products, primarily disc brake pads and brake shoes. The Company purchases from unaffiliated vendors those products required to complete the product offering. The Company is one of four basic manufacturers in North America serving the aftermarket and the only "value line" supplier with basic manufacturing capability. The Company's "value line" competition do not have the breadth or scope of manufacturing capacity of the Company, and are, therefore, subject to the competitive disadvantages inherent in dependence upon third party suppliers.

     The development of this basic manufacturing capability has positioned the Company to compete with the established brand names in the industry. Consolidation in the distribution and manufacturing segments of the brake aftermarket have left customers with fewer and fewer alternatives. The Company believes that this will offer substantial opportunities for increasing market penetration in the future.

MARKETING AND DISTRIBUTION

Marketing

     The Company currently markets products to all levels of distribution under the name "UBP Universal Brake Parts" as well as under a number of private label programs for large buying groups, national franchise programs and installer chains. The long term strategy, while growing the private label program, is to improve UBP brand recognition in the market place and position the Company's product lines to compete with established branded products. Branded products generally are offered by the Company's competitors at a premium price, thus offering customers who choose UBP products substantial opportunity for improved margin performance. This group of competitors also currently commands approximately 55% of the total brake market, making them a prime competitive target.

     The Company employs a sales force that directs the Company's independent sales representative network and the other brake marketing activities. Arrangements with the Company's independent sales representatives may be terminated at any time by either party. The Company also performs telemarketing operations directed at national franchise and chain installers.

Distribution

     United States distribution is through two distribution facilities with the Chicago facility acting as the primary facility, and a redistribution warehouse in Southern California. Continuing growth in the distribution business will require additional space for the primary facility which is scheduled to be relocated to a larger space within the Chicago area in 1998. The California facility was upgraded in 1997 to better service the growing West Coast distribution.

     Canadian distribution is serviced through a primary facility in the Toronto metropolitan area, with small satellite facilities servicing both the east and west coasts. Additional space may be required in the primary distribution facility at the end of its lease in February 1999, as the Canadian program continues to grow. There can be no assurance that adequate space can be procured cost effectively at the conclusion of the present lease.

     The Company conducts a wholesale commodities operation from its headquarters facility in Chicago, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices. The Company makes large volume purchases of products on the open market, generally buying from foreign and domestic manufacturers and other warehouse distributors, and resells such products to other warehouse distributors, mass market retailers and jobbers. Such operations result in gross margins that are significantly lower than gross margins from the Company's other operations. However, they generally require minimal resources of the Company and do contribute to overall gross profit. There can be no assurance that future market conditions will be favorable to the Company's wholesale commodities operations or that the Company will continue to generate sufficient revenues or acceptable profit margins from such wholesale operations. For the years ended December 31, 1995, 1996, and 1997, net sales from the Company's wholesales commodities operations accounted for approximately 16%, 15% and 7% of the Company's total net sales, respectively, and 5%, 4% and 3% of the Company's total gross profits, respectively.

MANUFACTURING

     The Laredo, Texas rotor machining facility has a current capacity of approximately 750,000 units on a two shift basis. Through the acquisition of Excel Industries' MCI operation in 1996, approximately 200 foundry tools were acquired, which provided the base to manufacture approximately 260 different part numbers representing approximately 87% of the Company's total volume in the drum and rotor category. The Company established a relationship with Waupaca foundry to supply raw castings as a result of its MCI acquisition. Waupaca is the premier rotor casting vendor in North America.

     The Company acquired North American Friction in 1996 to provide a basic friction manufacturing capability. The Company now offers a full line of a variety of friction grades in both riveted and integrally molded disc brake pads, which are the two largest segments of the friction segment of the brake industry.

     The Hungarian foundry acquired by the Company in late 1995 is not presently equipped to produce raw iron casting for use in the manufacture of brake rotors. The Company would need to upgrade the foundry to produce rotors, which the Company estimates would cost approximately $4,000,000. At present, the Company has no plans to upgrade the foundry for this purpose. A variety of factors, including demand for non-rotor products in Europe and the desire to continue supplying existing foundry customers and the availability of funding for upgrading, could limit the desirability or ability of the foundry to supply castings to the Company.

SUPPLIERS AND RAW MATERIALS

Suppliers

     Product selection and purchasing functions for the Company's U.S. brake parts business are centralized at the Company's headquarters in Chicago, Illinois. The Company purchases the brake part SKUs that it does not manufacture from over a dozen suppliers located throughout the world. Currently, the Company imports approximately 50% of its brake part inventories (with the exception of friction products) from suppliers located in the People's Republic of China, with the balance from various suppliers in Mexico, Taiwan, Italy, the United States and Canada.

     Although certain suppliers may provide a majority or all of the Company's requirements for a particular product or product subcategory, no supplier accounted for more than 16% of the Company's U.S. total product purchases during 1997. The Company believes that the loss of any one or more of its suppliers would not have a material adverse effect on the Company and that alternative sources of supply are readily available at comparable prices in all product categories. The Company believes that its relationships with its suppliers are good.

Tariff

     The International Trade Commission ruled rotors sales from China materially injured U.S. rotor manufacturers. As a result of this affirmative determination, the U.S. Customs Service has imposed anti-dumping duties on certain Chinese suppliers. The dumping duties can be reviewed yearly if requested by a Chinese manufacturer or by a U.S. brake rotor manufacturer. Depending on the results of the investigation, the tariff may be decreased or increased. The dumping margins are plant specific and are retroactive to the importer of record; however, the Company is not the importer of record for this purpose.

Warranties

     The manufacturers of automotive aftermarket products typically provide replacement warranties, which the Company extends to its customers. In general, the Company is able to return to its suppliers slower moving or overstocked items for full credit, and the Company typically exercises its discretion to extend this same policy to its customers.

Raw Materials

     The main components used in the Company's brake rotor manufacturing operations are raw iron castings. The Company primarily purchases raw castings from Waupaca Foundry Inc. ("Waupaca"). Waupaca is the largest producer of automotive rotor castings in North America. In addition to Waupaca, the Company purchases castings from several foundries in Canada and one in Mexico.

     The Company duplicates certain raw iron casting patterns used for the production of its better selling brake rotors and places such patterns at different foundries to assure a supply of the raw iron castings produced from such patterns. Although the Company believes that it has developed good relationships with the foundries that supply the Company's raw iron castings, any of such foundries could discontinue producing such castings for the Company at any time. The Company believes that the number of foundries equipped to produce raw iron castings such as the ones used by the Company in its manufacturing operations is limited. The loss of any major foundry as a supplier of raw iron castings and an inability of the Company to identify new foundries for the production of raw iron castings in a timely manner could have a material adverse effect on the Company's business. In addition, there can be no assurance that the foundries currently producing the Company's raw iron castings will be able to accommodate the anticipated expansion of the Company's manufacturing capabilities. The Company is continuously seeking to locate additional foundries that would be suitable for the production of its raw iron castings. The Hungarian foundry acquired by the Company is not presently equipped to produce raw iron castings for use in the manufacture of brake rotors and the Company has no present intention to upgrade the foundry for this purpose.

COMPETITION

     The Company's markets are highly competitive.   As a brake parts
manufacturer and distributor, the Company competes directly with other brake part manufacturers and brake parts distributors, including Aimco (a division of Echlin, Inc.), Raybestos/Brake Products (a division of Echlin, Inc.), Wagner Brake Products (a division of Cooper Industries, Inc.), and Bendix (a division of AlliedSignal Co.), as well as numerous value line distributors specializing in one specific brake category.

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

EMPLOYEES

     As of December 31, 1997, the Company's 462 full-time employees (182 in the United States, 107 in Canada and 173 in Hungary) were employed at the Company's places of business in the United States, Canada and Hungary. Effective December 31, 1995 the Company terminated its employee leasing agreement pursuant to which the Company's United States employees were actually employed by the employee leasing company and "leased" to the Company. Under this agreement, the employee leasing company provided the Company's employees their medical, unemployment, workmen's compensation and disability insurance through group insurance plans maintained by the employee leasing company. The Company now provides these benefits directly to its employees.

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

EXPANSION; POSSIBLE NEED FOR ADDITIONAL FINANCING

     The continued growth and financial performance of the Company will depend in part on the Company's ability to continue to expand its business through:
(i) gaining additional market share for friction brake products; (ii) the purchase of additional manufacturing machinery and brake rotor patterns to increase the number of brake rotor SKUs the Company manufactures; (iii) the possible acquisition of other brake parts manufacturers or distributors on favorable terms; (iv) additional sales penetration of current customers; and
(v) the successful operation of the Company's Hungarian foundry facility.
While the Company regularly evaluates and discusses possible acquisitions, it has not entered into any commitment, agreement or understanding with any potential acquisition candidates, and there can be no assurance that it will be successful in locating suitable acquisition candidates or that any additional acquisitions will be consummated in the future. In addition, there can be no assurance that any operations that may be acquired can be effectively and profitably integrated into the Company. The Company's future results will be affected by its ability to manage its operations and growth effectively and to continue to obtain an adequate supply of quality brake parts on a timely and cost-effective basis to meet the growing demand for the Company's UBP Universal Brake Parts products. The Company can offer no assurance that any future expansion of its operations or acquisitions will not have an adverse effect on the Company's operating results, particularly during the periods immediately following any such expansion or acquisition. The Company will be required to seek additional financing to fund its expansion through acquisitions or the upgrade of existing facilities. The Company has no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The Company may also issue Common Stock or other securities in connection with future acquisitions, resulting in additional dilution to existing stockholders.

LEGAL PROCEEDINGS

     Set forth in Item 4, Legal Proceedings below is a summary of the legal proceedings between the Company and First National Parts Exchange, Inc. (the "Estate"). The Company has reserved $650,000 as a loss reserve with respect to such lawsuit. There can be no assurance that such reserve is adequate. In the event a judgment in excess of such sum is entered in favor of the Estate, the Company will be required to pay or bond over (on appeal) against such judgment. There can be no assurance that the Company will have sufficient resources to cover any judgment in excess of its resources.

BANK FINANCING

     The Company has incurred significant indebtedness in connection with its operations. As of December 31, 1997 the Company's total consolidated indebtedness was approximately $20.7 million. A substantial portion of this indebtedness is secured by substantially all of the Company's assets (except the Hungarian foundry assets) and by a pledge of all of the outstanding capital stock of the Company's subsidiaries. As a result of such indebtedness, the Company (i) is prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in its efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of the Company's borrowings are at floating rates of interest.

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

     On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation) ("Tandem"), calling for payments of interest only at 12.25% per annum through maturity.
The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1998; February 1999; August 1999; August 2000; and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998, then all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. The amount allocated to such warrants is $225,000 which approximates the amount of increased interest the buyer would have required without a warrant feature.

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

     The Company's investment in the Hungarian facility involves certain special risks not usually associated with an investment in a U.S. company, including risks related to: (i) greater social, economic and political uncertainty; (ii) certain restrictions on foreign investment and repatriation of capital; (iii) exchange control regulations; (iv) currency exchange rate fluctuations, which may increase the costs associated with conversion of the investment principal and income from one currency to another; (v) higher rates of inflation; (vi) greater governmental involvement in the economy; and (vii) the application of certain environmental regulations to the foundry property.

INSURANCE

     Although the Company currently has general liability insurance for all its operations, prior to September 1994 the Company did not have general or products liability insurance for its brake rotor manufacturing operations. The Company would be adversely affected if it should incur liability for a general or products liability claim relating to an incident which occurred prior to the time the Company obtained general and products liability coverage for its manufacturing operations. To date, no such claim has been asserted against the Company. In addition, the Company would be adversely affected by the incurrence of liability which is not covered by insurance or is in excess of policy limits.

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

ITEM 2. PROPERTIES

     The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:

====================================================================================
                                                               APPROXIMATE    LEASED
                                                                   AREA         OR
         LOCATION                          USE                IN SQUARE FEET  OWNED
------------------------------------------------------------------------------------
Chicago, Illinois            Company headquarters,               126,000      Owned
                             executive and sales offices
                             and full-service warehouse
------------------------------------------------------------------------------------
Budapest, Hungary            Foundry                             270,000      Owned
------------------------------------------------------------------------------------
North York, Ontario, Canada  Executive and sales offices,         46,000     Leased
                             brake friction parts
                             manufacturing  and specialty
                             brake parts warehouse
------------------------------------------------------------------------------------
Los Angeles, California      Specialty brake parts warehouse      33,600     Leased
------------------------------------------------------------------------------------
North York, Ontario, Canada  Conventional and integrally          32,800     Leased
                             molded brake pad manufacturing
------------------------------------------------------------------------------------
Laredo, Texas                Brake parts manufacturing            50,000     Leased
====================================================================================

     The Company's headquarters facility located in Chicago, Illinois, which is owned by the Company, is mortgaged to secure borrowing under the Company's revolving credit facility and certain other indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The warehouse portion of the Company's headquarters facility (approximately 110,000 square feet) is currently fully utilized. The Company believes that it has outgrown its headquarters facility and is negotiating to lease a larger facility and to sell its Chicago facility. There can be no assurance that negotiations will be successful and a larger facility can be obtained on cost effective terms.

     The Company leases the North York, Ontario executive office and warehouse facility from an unaffiliated party for approximately $135,000 per year, expiring in February 1999. The Company believes that the North York facility will provide adequate capacity for the Company's currently anticipated brake friction manufacturing operations.

     The Company leases its specialty brake parts warehouse facility located in Los Angeles, California, from an unaffiliated party for approximately $131,000 per year, expiring in August 1999. The Company leases the North York, Ontario brake pad manufacturing facility from an unaffiliated party for approximately $131,000 per year, expiring in June 2000.

     The Company leases its Laredo, Texas manufacturing facility from an unaffiliated party for approximately $123,000 per year, expiring in December 2000. The Company believes that this facility will provide adequate capacity for the Company's currently anticipated brake rotor manufacturing operations.

     Until June 1995, the Company leased its former Chicago headquarters (which subsequent to May 1994 had been used only to store obsolete inventory prior to its disposal) from a land trust operating as a partnership comprised of three of the Company's executive officers and directors.

ITEM 3. LEGAL PROCEEDINGS

     During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by a Trustee of the bankruptcy estate of First National Parts Exchange, Inc. (the "Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5,100,000 in damages under two claims. The largest claim, for approximately $4,600,000, is the result of alleged "voidable transactions" concerning transfers of product by the Debtor to the Company without receiving "reasonably equivalent values" (as defined). The Company recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997.

     The lawsuit resulted in a trial held in the U.S. Bankruptcy Court, which concluded in January 1998. As of March 23, 1998, no decision has yet been rendered. While the Company believes that the provision is adequate, the Company believes that the ultimate valuation of this matter could result in a loss of up to $1,000,000 in excess of the amount accrued.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the Nasdaq SmallCap Market under the symbol "UVSL" and on The Chicago Stock Exchange under the symbol "UVS." The Redeemable Common Stock Purchase Warrants are listed on the Nasdaq SmallCap Market under the symbol "UVSLW" and on The Chicago Stock Market under the symbol "UVSWS." The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock and for the Redeemable Common Stock Purchase Warrants as reported by the Nasdaq SmallCap Market on a quarterly basis, for the years 1996 and 1997. The Common Stock and the Redeemable Common Stock Purchase Warrants were initially listed on the Nasdaq SmallCap Market and on The Chicago Stock Exchange on December 15, 1994.


COMMON STOCK
                                                        HIGH         LOW
                                                        ----         ---
   1997
    First Quarter..................................    $ 3.25       $1.82
    Second Quarter.................................      3.44        1.38
    Third Quarter..................................      3.25        2.31
    Fourth Quarter.................................      2.56        1.84

   1996
    First Quarter..................................    $12.00       $6.75
    Second Quarter.................................     10.75        9.50
    Third Quarter..................................     10.25        7.62
    Fourth Quarter.................................      8.00        1.25


REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                                        HIGH         LOW
                                                        ----         ---
   1997
    First Quarter..................................    $  .94       $ .38
    Second Quarter.................................       .63         .25
    Third Quarter..................................       .56         .34
    Fourth Quarter.................................       .34         .25


   1996
    First Quarter..................................    $ 6.63       $4.25
    Second Quarter.................................      6.50        4.50
    Third Quarter..................................      5.25        3.88
    Fourth Quarter.................................      4.00         .50



     As of March 23, 1998, there were approximately 850 beneficial holders of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1997, 1996 and 1995 and the balance sheet data at December 31, 1997 and 1996 are derived from the audited financial statements of the Company included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data at December 31, 1995, 1994 and 1993 are derived from audited financial statements not included herein. The pro forma data are based on the circumstances described in the accompanying footnotes and the information discussed in Note 1 of the Notes to the Company's Consolidated Financial Statements.

                                                           (in thousands except for per share data)
                                                                 Years Ended December 31, (1)
                                                           ----------------------------------------
                                                 1997            1996           1995             1994        1993
                                                 ----            ----           ----             ----        ----
Statement of Operations Data:
Net sales.................................... $ 61,267         $63,060         $46,815          $39,712     $33,170
Cost of sales................................   48,251          51,785          38,748           33,405      28,248
                                              --------         -------         -------          -------     -------
  Gross profit...............................   13,016          11,275           8,067            6,307       4,922

Selling, general and administrative
  expenses...................................   13,764          10,599           7,219            4,998       4,353
                                              --------         -------         -------          -------     -------
  Income (loss) from operations..............     (748)            676             848            1,309         569
                                              --------         -------         -------          -------     -------
Other expense (income):
  Provision for lawsuit settlement...........      650               0               0                0           0
  Interest expense...........................    1,727           1,184             843              689         366
  Loss (Gain) on disposition of assets.......       12             (44)             (4)              70           0
  Other......................................       19             (70)            (23)             (53)       (235)
                                              --------         -------         -------          -------     -------
                                                 2,408           1,070             816              706         131
                                               -------         -------         -------          -------     -------
Income (loss) before provision for income
  taxes and cumulative effect of accounting
  change.....................................   (3,156)           (394)             32              603         438
Income tax provision (benefit) (2)...........   (1,070)             99              32              129          17
                                              --------         -------         -------          -------     -------
Income (loss) before cumulative effect of
accounting change............................   (2,086)           (493)             64              474         421
Cumulative effect of accounting change (4)...        0               0               0               47           0
                                              --------         -------         -------          -------     -------
Net income (Loss) for period................. $ (2,086)        $  (493)         $   64          $   521     $   421
                                              ========         =======          ======          =======     =======

Earnings per share (3):
Basic:
     Net income (loss) per common share:        ($0.31)         ($0.07)          $0.01

     Weighted average number of common
     shares outstanding                      6,751,732       6,647,796       6,500,000

Diluted:
     Net income (loss) per common share         ($0.31)         ($0.07)          $0.01

     Weighted average number of common
     shares outstanding                      6,751,732       6,647,796       7,129,966

Pro forma income per share (2):
  Income before provision for income taxes
  and cumulative effect of accounting change                                                    $   603     $   438
  Income tax provision.......................                                                       128         170
                                                                                                -------     -------
  Income before cumulative effect
  of accounting change.......................                                                       475         268
  Cumulative effect of accounting change.....                                                        46           0
                                                                                                -------     -------
Net income...................................                                                   $   521     $   268
                                                                                                =======     =======
Basic and Diluted Net income per common
  share before cumulative effect adjustment..                                                   $   .10     $   .07
  Cumulative effect adjustment...............                                                       .01           0
                                                                                                -------     -------
  Net income (loss) per share (3)............                                                   $   .11     $   .07
                                                                                                =======     =======
  Weighted average number of common shares
  outstanding (3)............................                                                 4,918,630   4,078,000
                                                                                              =========   =========

                                    -------------------------------------------
                                                   December 31, (1)
                                    -------------------------------------------
                                      1997     1996     1995     1994    1993
                                      ----     ----     ----     ----    ----
   Balance Sheet Data:
     Working capital..............  $17,942  $14,268  $14,327  $11,630  $ 1,973
     Total assets.................   36,350   38,027   26,416   23,464   11,726
     Long-term debt,
       less current portion.......   20,518   15,394   12,085    7,711      852
     Total stockholders' equity...    7,069    8,856    8,559    8,012    2,156

---------------------------

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

(2) For the period beginning on and after January 1, 1992 and terminating on April 30, 1994, Universal elected to be treated as an "S Corporation" under the Internal Revenue Code of 1986, as amended, whereby income or loss of the Company is allocated to its stockholders, by inclusion in their respective individual income tax returns. Accordingly, no liability or provision for federal income taxes is reflected for Universal for the year ended December 31, 1993 and for the period from January 1, 1994 through April 30, 1994. The pro forma income per share adjustment for the years ended December 31, 1994 and 1993 reflect a provision for federal income taxes as if the Company were a "C Corporation" rather than an S Corporation for such periods. See Item 5, Market for Registrant's Common Equity and Related Stockholder Matters,
      Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 and Note 7 of the Notes to the Company's Consolidated Financial Statements.

(3) For the year ended December 31, 1993, shares of common stock sold within 12 months prior to the date of the Company's initial public offering for a per share price less than the initial public offering price are included in the calculation of net income per share as if they had been outstanding for the entire period. For the year ended December 31, 1994, common shares outstanding are based on the weighted average number of shares outstanding during the year. For the years ended December 31, 1995, 1996 and 1997, "Basic Earnings per Share" is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December 31, 1996 and 1997, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. All options and warrants are omitted from the computation of diluted earnings (loss) per share because the options and warrants are antidilutive when net losses are reported. See Note 2 of the Notes to the Company's Consolidated Financial Statements.

(4) In 1994 the Company changed its method of determining inventory costs for financial reporting purposes to include capitalization of inbound customs and transportation costs. The cumulative effect on prior years of this change was $47 (net of income taxes of $29).

(5) Certain 1995 and 1994 selling, general and administrative expenses have been reclassified to cost of sales to conform to 1996 and 1997 classifications, without affecting income from operations. Other reclassifications of certain 1995 items have been made to conform to 1996 and 1997 classifications.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes and wheel cylinders. The Company believes it is the leading supplier of "value line" brake parts (brake parts sold at prices significantly below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     Net sales for the year ended December 31, 1997 decreased by $1,792,576 or 3% to $61,266,939 from $63,059,515 in 1996. The Company's increase in brake sales of approximately $9,200,000 (22%) was not quite sufficient to make up for non-brake warehouse distribution sales discontinued in 1996 and a decrease in sales in the wholesale "commodities" operation.

     Gross profit for the year ended December 31, 1997 increased by $1,741,363 or 15% to $13,016,142 from $11,274,779 in 1996. Gross profit margin increased to 21.2% in 1997 from 17.9% in 1996. The increase in gross profit and gross profit margin is attributable to a more favorable sales mix as the proportion of higher margin brake sales to total sales increased in 1997 compared to 1996.

     Selling, general and administrative expenses for the year ended December 31, 1997 increased to $13,763,676 from $10,599,238 in 1996 or 30%.
Approximately $2.3 million of the increase is attributable to unusual, non recurring bad debt charges as a result of bankruptcy filings by several major customers due to continued consolidation in the automotive aftermarket. The remainder of the increase is due to increased variable sales expenses as brake sales carry relatively higher variable sales costs as compared to non-brake sales.

     Income (loss) from operations for the year ended December 31, 1997 decreased $1,423,075 to a loss of $747,534 in 1997 from income of $675,541 in 1996. This decrease is due to the bad debt charges due to industry consolidation described above, offset by higher gross profit attributable to a higher proportion of brake parts sales to total sales than in 1996.

     Other expenses for the year ended December 31, 1997 increased $1,337,985 to $2,408,238 from $1,070,253 in 1996. Interest expense increased 46% to $1,727,373 in 1997 from $1,184,018 in 1996. This increase is due to an increase in subordinated and bank borrowings during 1997. Total borrowings at December 31, 1997 were $20.7 million compared to $18.8 million at December 31, 1996. The increased borrowings were used for working capital purposes to support increased brake sales. Also the average interest rate increased due to the 12.25% subordinated debenture issued in July 1997. Other expense also includes a one time provision for settlement of a lawsuit as more fully described in Note 11 of the Company's Notes to Consolidated Financial Statements. This $650,000 pretax provision was recorded in the first quarter of 1997.

     Loss before provision for income taxes and cumulative effect of accounting change for the year ended December 31, 1997 increased by $2,761,060 to a loss of $3,155,772 from a loss of $394,712 in 1996. Net loss for the year ended December 31, 1997 increased $1,592,472 to a net loss of $2,085,892 from a loss of $394,712 in 1996. These changes result from the factors discussed above.

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

     For the year ended December 31, 1996, capital expenditures totaled approximately $3,973,000, consisting primarily of: (i) the acquisition of brake friction manufacturing machinery and equipment for approximately $2,300,000; (ii) the acquisition of machinery, equipment and additional brake rotor patterns to expand the brake rotor manufacturing capacity for approximately $600,000; and (iii) upgrade and renovation of the Hungarian foundry for approximately $1,000,000.

     For the year ended December 31, 1997, capital expenditures totaled approximately $574,000, consisting primarily of (i) the acquisition of brake friction manufacturing machinery and equipment and (ii) the acquisition of machinery, equipment, and additional brake rotor patterns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are associated with carrying accounts receivable and maintaining inventories. The Company relies on internally generated funds, credit made available from suppliers and senior and subordinated lines of credit. The Company's working capital needs are generally not seasonal in nature, although business slows down slightly during the winter months.

     The Company has incurred significant indebtedness to date in connection with its operations. As of December 31, 1997 the Company's total consolidated indebtedness was approximately $20.7 million. A substantial portion of this indebtedness is secured by substantially all of the Company's assets (except the Hungarian foundry assets) and by a pledge of all of the outstanding capital stock of the Company's subsidiaries. As a result of such indebtedness, the Company (i) is prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in its efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of the Company's borrowings are at floating rates of interest.

     On July 14, 1997, the Company closed a line of credit with LaSalle National Bank of up to $20,000,000 based on eligible accounts receivable and inventory and a $4,450,000 term loan. The line of credit bears interest at prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The revolving credit facility is for an initial term ending May 1, 1999. The term loan amortizes through May 1, 2002 and bears interest at a prime plus 0.75% per annum, with an ongoing to option to convert to LIBOR plus 2.75% per annum.

     On July 1, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation), calling for payments of interest only at 12.25% per annum through maturity. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1998; February 1999; August 1999; August 2000; and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998, then all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. The amount allocated to such warrants is $225,000 which approximates the amount of increased interest the buyer would have required without a warrant feature.

     The Company believes that cash generated from operations, borrowings under the Company's bank line of credit and credit from its suppliers is sufficient to fund its working capital requirements and capital expenditures through 1998.

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

"YEAR 2000" COMPLIANCE

     The Company has reviewed the computer systems and related software in use throughout its operations that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, time sensitive software may recognize a date using the digits "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company uses software under license from various vendors. The Company has learned that the software in use is either fully "Year 2000" compliant or, in one instance, will be fully "Year 2000" compliant in an upgrade version to be installed in the first half of 1998. The Company believes that the cost of installation and testing will not have a material effect on its financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 1998 (the "1998 Proxy Statement") under the sections captioned "Election of Directors," "Executive Officers," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this Item 11 is set forth in the Company's 1998 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item 12 is set forth in the Company's 1998 Proxy Statement under the section captioned "Share Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item 13 is set forth in the Company's 1998 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed:

     (1) Financial Statements:

     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:

         Independent Auditors' Reports .................................  F-2

         Consolidated Balance Sheets as of December 31, 1997 and 1996 ..  F-3

         Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995 .............................  F-4

         Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1997, 1996 and 1995 .........  F-5


         Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995 .............................  F-6

         Notes to Consolidated Financial Statements ....................  F-8

     (2) Financial Statement Schedules:

         Independent Auditors' Report .................................  S-2

         Schedule I -- Condensed Financial Information of Registrant ..  S-3

         Schedule II -- Valuation and Qualifying Accounts .............  S-5


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

--------------------

* These exhibits are incorporated herein by reference to the registration statement referenced after each exhibit next to which an asterisk appears.

+    Indicates executive compensation plans and arrangements.

     (b) Reports on Form 8-K

     The Company filed no reports of Form 8-K during the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                                       By: /s/ Arvin Scott
                                           ------------------------------------
                                           Arvin Scott, Chief Executive Officer

Date: March 30, 1998


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.


     Signatures                      Title                           Date
     ----------                      -----                           ----
/s/ Arvin Scott        Chief Executive Officer, President and
---------------------  Director (Principal Executive Officer)    March 30, 1998
     Arvin Scott

/s/ Jerome J. Hiss     Chief Financial Officer (Principal
---------------------  Financial Officer and Principal
    Jerome J. Hiss     Accounting Officer)                       March 30, 1998

/s/ Yehuda Tzur        Director                                  March 30, 1998
---------------------
     Yehuda Tzur

/s/ Eric Goodman       Director                                  March 30, 1998
---------------------
     Eric Goodman

/s/ Sami Israel        Director                                  March 30, 1998
---------------------
     Sami Israel

/s/ Sheldon Robinson   Director                                  March 30, 1998
---------------------
     Sheldon Robinson

/s/ Sol S. Weiner      Director                                  March 30, 1998
---------------------
     Sol S. Weiner

/s/ Dennis Kessler     Director                                  March 30, 1998
---------------------
     Dennis Kessler

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


INDEPENDENT AUDITORS' REPORT

AND FINANCIAL STATEMENTS




DECEMBER 31, 1997






[LOGO OF ALTSCHULER, MELVOIN AND GLASSER LLP]

[LETTERHEAD OF ALTSCHULER, MELVOIN AND GLASSER LLP]

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                         Page
FINANCIAL STATEMENTS                                                     F-2

INDEPENDENT AUDITORS' REPORT:
    Consolidated Balance Sheets, December 31, 1997 and 1996
       (Exhibit A)                                                       F-3

    Consolidated Statements of Operations, Years Ended
       December 31, 1997, 1996 and 1995 (Exhibit B)                        F-4

    Consolidated Statements of Changes in Stockholders' Equity,
       Years Ended December 31, 1997, 1996 and 1995 (Exhibit C)          F-5


    Consolidated Statements of Cash Flows, Years Ended
       December 31, 1997, 1996 and 1995 (Exhibit D)                      F-6


    Notes to the Consolidated Financial Statements                       F-8


FINANCIAL STATEMENT SCHEDULES:
    Independent Auditors' Report                                         S-1

    Schedule I  - Condensed Financial Information of Registrant          S-2

    Schedule II - Valuation and Qualifying Amounts                       S-5

[LETTERHEAD OF ALTSCHULER, MELVOIN AND GLASSER LLP]





                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Universal Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain of the Company's wholly owned foreign subsidiaries (Note 1) which statements reflect aggregate total assets of $4,099,889 and $14,090,590 as of December 31, 1997 and 1996 and aggregate total revenue of $5,446,085, $16,250,090 and $11,547,447 for the respective three years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries is based solely on the reports of the other auditors.

We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 3, 1998




                                                                        [LOGO]

                       [LETTERHEAD OF ARTHUR ANDERSEN]




      THIS IS THE ENGLISH TRANSLATION OF THE HUNGARIAN ORIGINAL (NOTE 0)

                         INDEPENDENT AUDITORS' REPORT




The English translation of the Annual Report is incomplete since the Business Report is only available in Hungarian. We have issued the following opinion in the complete Annual Report:

"To the quotaholder of UBP-Csepel Iron Foundry Kft.:


We have audited the accompanying balance sheet of UBP-Csepel Iron Foundry Kft. ("the Company") as at 31 December 1997, which shows total assets of HUF'000 598,107 and a retained loss for the year of HUF'000 163,184, the related statement of operations for the year then ended and the supplement (collectively "the financial statements") included in the Company's 1997 Annual Report. The Annual Report, comprising the financial statements and a Business Report, is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. In addition, it is our responsibility to assess whether the accounting information in the Business Report is consistent with that contained in the financial statements.

We had also audited the Company's Annual Report for the year ended 31 December 1996 and issued an unqualified opinion. Reference is made to our Auditors' Report dated 19 February 1997.

                      [ LETTERHEAD OF ARTHUR ANDERSEN ]


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

This Annual Report has been prepared for the consideration of the owner at the forthcoming Quotaholder's Meeting, and does not reflect the effects, if any, of resolutions that might be adopted at that meeting.

In our opinion, except for the effects, if any, of resolutions that might be adopted at the forthcoming Quotaholder's Meeting, the Annual Report has been prepared in accordance with the provisions of the Act on Accounting and accounting principles generally accepted in Hungary and gives a true and fair view of the financial position of the UBP-Csepel Iron Foundry Kft. as of 31 December 1997 and of the results of its operations for the year then ended.


Without qualifying our opinion, we draw your attention to the fact that the Company's equity, working capital and cash flow from operating activities are negative as of 31 December 1996 and 1997. Universal Automotive Industries Inc, the owner of UBP Hungary Inc. has declared that they will ensure the Company's continued ability to meet its obligations.



Budapest, 13 February 1998


/s/ Walter Wacker                                     /s/ Laszlo Bary
Walter Wacker                                         Laszlo Bary
Arthur Andersen Audit Kft.                            Registered Auditor
KE-0660/96./V.                                        KI-5504/97./XII."

                             [LETTERHEAD OF IBDO]



================================================================================
                                                                AUDITORS' REPORT


--------------------------------------------------------------------------------

TO THE DIRECTORS OF
UBP CANHOLDINGS INC.

We have audited the consolidated balance sheets of UBP Canholdings Inc. as at December 31, 1996 and the consolidated statements of operations and retained earnings and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in accordance with generally accepted accounting principles.



/s/ BDO Dunwoody
BDO Dunwoody

Chartered Accountants

Hamilton, Ontario, Canada
February 28, 1997

                                                                       Exhibit A

                   UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                         Consolidated Balance Sheets
                         December 31, 1997 and 1996

          Assets                                          1997         1996
                                                      -----------  -----------
Current Assets:
     Cash                                             $   196,010  $    63,706
     Accounts receivable, trade (net of
       allowance for doubtful accounts of
       $1,900,455 and $463,968 in 1997 and
       1996)                                            9,468,624   11,919,002
     Inventories (Notes 2 and 3)                       14,606,190   14,441,523
     Income taxes refundable (Note 7)                     355,439      183,049
     Deferred income taxes (Note 7)                     1,327,700      488,700
     Prepaid expenses and other current assets            750,587      949,114
                                                      -----------  -----------
                                                       26,704,550   28,045,094
                                                      -----------  -----------
Property and Equipment (net of accumulated
 depreciation--Notes 2 and 3)                           8,473,844    8,836,272

Other Assets:
     Goodwill, net of accumulated amortization of
      $78,631 and $77,378 in 1997 and 1996 (Note 2)       243,996      260,581
      Other assets                                        927,331      884,824
                                                      -----------  -----------
                                                        1,171,327    1,145,405
                                                      -----------  -----------
                                                      $36,349,721  $38,026,771
                                                      ===========  ===========

          Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable, trade                          $ 5,769,887  $ 8,583,217
     Long-term indebtedness, current portion
      (Note 6)                                            355,937    2,710,583
     Subordinated notes (Note 9)                                0    1,050,000
     Accrued expenses and other current liabilities     2,636,479    1,432,963
                                                      -----------  -----------
                                                        8,762,303   13,776,763
                                                      -----------  -----------
Long-term Liabilities:
     Revolving loan indebtedness (Note 5)              11,975,000   11,432,525
     Long-term indebtedness, noncurrent portion
      (Note 6)                                          4,010,563    2,710,145
     Subordinated debenture (Note 4)                    4,295,625            0
     Deferred income taxes (Note 7)                       215,877      323,213
     Due to stockholders (Note 9)                          21,064      927,724
                                                      -----------  -----------
                                                       20,518,129   15,393,607
                                                      -----------  -----------

Commitments and Contingencies (Notes 5, 8 and 11)

Stockholders' Equity (Note 1):
     Preferred stock (authorized 1,000,000 shares,
      $.01 par value, none issued or outstanding)               0            0
     Common stock (authorized 15,000,000
      shares, $.01 par value, 6,769,425
      and 6,729,425 shares issued and
      outstanding)                                         67,694       67,294
     Additional paid-in capital                         8,217,889    7,777,788
     Retained earnings (deficit)                       (1,047,427)   1,038,465
     Foreign currency translation adjustments            (168,867)     (27,146)
                                                      -----------  -----------
                                                        7,069,289    8,856,401
                                                      -----------  -----------
                                                      $36,349,721  $38,026,771
                                                      ===========  ===========

        The accompanying notes are an integral part of this statement.

                                                                       Exhibit B

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                    Consolidated Statements of Operations

                 Years Ended December 31, 1997, 1996 and 1995


                                                                                         1997            1996             1995
                                                                                    ------------     -------------      ------------
Net Sales                                                                           $ 61,266,939     $  63,059,515      $46,814,827
Cost of Sales                                                                         48,250,797        51,784,736       38,748,160
                                                                                    ------------     -------------      ------------
Gross Profit                                                                          13,016,142        11,274,779        8,066,667
Selling, General and Administrative Expenses                                          13,763,676        10,599,238        7,219,126
                                                                                    ------------     -------------      ------------
Income (Loss) from Operations                                                           (747,534)          675,541          847,541
                                                                                    ------------     -------------      ------------
Other Expense (Income):
      Provision for lawsuit settlement (Note 11 )                                        650,000                 0                0
      Interest expense                                                                 1,727,373         1,184,018          843,233
      (Gain) Loss on disposition of assets                                                12,266           (44,182)          (4,093)
      Other                                                                               18,599           (69,583)         (23,186)
                                                                                    ------------     -------------      ------------
                                                                                       2,408,238         1,070,253          815,954
                                                                                    ------------     -------------      ------------
Income (Loss) before Provision (Benefit) for Income Taxes                             (3,155,772)         (394,712)          31,587
                                                                                    ------------     -------------      ------------
Income Tax Provision (Benefit) (Note 7):
      Current                                                                           (133,480)          225,613         (111,081)
      Deferred                                                                          (936,400)         (126,905)          78,418
                                                                                    ------------     -------------      ------------
                                                                                      (1,069,880)           98,708          (32,663)
                                                                                    ------------     -------------      ------------
Net Income (Loss)                                                                    $(2,085,892)       $ (493,420)         $64,250
                                                                                    ============     =============      ============
Earnings  per Share (Notes 2 and 13):
      Basic:
           Net income (loss) per common share                                        $     (0.31)       $    (0.07)     $      0.01
                                                                                    ============     =============      ============
           Weighted average number of common shares outstanding                        6,751,732         6,647,796        6,500,000
                                                                                    ============     =============      ============
      Diluted:
           Net income (loss) per common share                                        $     (0.31)       $    (0.07)     $      0.01
                                                                                    ============     =============      ============
           Weighted average number of common shares outstanding                        6,751,732         6,647,796        7,129,966
                                                                                    ============     =============      ============

        The accompanying notes are an integral part of this statement.

                                                                       Exhibit C

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

          Consolidated Statements of Changes in Stockholders' Equity

                    Years Ended December 31, 1997 and 1996



                                                                                  Common Stock        Additional
                                                                                Shares                 Paid-in
                                                                             Outstanding  Amount       Capital
                                                                            ------------  -------  ----------------
Balances, January 1, 1995                                                      6,500,000  $65,000  $      6,497,312
Net Income for 1995
Elimination of Minority Interest                                                                            309,517
Stock Options Recorded as Compensation (Note 12)                                                            169,375
Foreign Currency Translation Adjustment
                                                                            ------------  -------  ----------------
Balances, December 31, 1995                                                    6,500,000   65,000         6,976,204
Net Loss for 1996
Stock Options Recorded as Compensation (Note 12)                                                            147,947
Exercise of Warrants and Exchange of Shares by Underwriters (Note 12)             51,325      513   (           383)
Shares Issued as Partial Consideration for Acquisitions of Assets                137,200    1,372           305,229
Shares Issued in Lieu of Cash for Consulting/Noncompete Agreement (Note 8)        39,500      395           341,805
Exercise of Stock Options                                                          1,400       14             6,986
Foreign Currency Translation Adjustment
                                                                            ------------  -------  ----------------
Balances, December 31, 1996                                                    6,729,425   67,294         7,777,788
Net Loss for 1997
Stock Options Recorded as Compensation (Note 12)                                                            158,097
Warrants Issued with Subordinated Debenture (Note 4)                                                        225,000
Shares Issued in Lieu of Cash for Commissions Payable                             40,000      400            57,004
Foreign Currency Translation Adjustment
                                                                            ------------  -------  ----------------
Balances, December 31, 1997                                                    6,769,425  $67,694  $      8,217,889
                                                                            ============  =======  ================




                                                                                                    Foreign
                                                                                Retained           Currency
                                                                                Earnings          Translation
                                                                               (Deficit)          Adjustments           Total
                                                                            ---------------     ---------------     --------------
Balances, January 1, 1995                                                   $     1,467,635     $(       17,568)    $    8,012,379
Net Income for 1995                                                                  64,250                                 64,250
Elimination of Minority Interest                                                                                           309,517
Stock Options Recorded as Compensation (Note 12)                                                                           169,375
Foreign Currency Translation Adjustment                                                                   3,466              3,466
                                                                            ---------------     ---------------     --------------
Balances, December 31, 1995                                                       1,531,885        (     14,102)         8,558,987
Net Loss for 1996                                                            (      493,420)                         (     493,420)
Stock Options Recorded as Compensation (Note 12)                                                                           147,947
Exercise of Warrants and Exchange of Shares by Underwriters (Note 12)                                                          130
Shares Issued as Partial Consideration for Acquisitions of Assets                                                          306,601
Shares Issued in Lieu of Cash for Consulting/Noncompete Agreement (Note 8)                                                 342,200
Exercise of Stock Options                                                                                                    7,000
Foreign Currency Translation Adjustment                                                            (     13,044)     (      13,044)
                                                                            ---------------     ---------------     --------------
Balances, December 31, 1996                                                       1,038,465        (     27,146)         8,856,401
Net Loss for 1997                                                            (    2,085,892)                         (   2,085,892)
Stock Options Recorded as Compensation (Note 12)                                                                           158,097
Warrants Issued with Subordinated Debenture (Note 4)                                                                       225,000
Shares Issued in Lieu of Cash for Commissions Payable                                                                       57,404
Foreign Currency Translation Adjustment                                                            (    141,721)     (     141,721)
                                                                            ---------------     ---------------     --------------
Balances, December 31, 1997                                                 $(    1,047,427)    $(      168,867)    $    7,069,289
                                                                            ===============     ===============     ==============


        The accompanying notes are an integral part of this statement.

                                                                       Exhibit D

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                    Consolidated Statements of Cash Flows
                 Years Ended December 31, 1997, 1996 and 1995


                                                      1997              1996            1995
                                                 --------------    --------------    ------------
Cash Flows from Operating Activities:
    Net income (loss)                            $(  2,085,892)    $(    493,420)    $     64,250
    Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
         Depreciation and amortization               1,242,220         1,006,808          515,870
         Provision for bad debts                     2,805,837           472,732          188,015
         Provision for lawsuit settlement              650,000                 0                0
         Other, net                                     20,623      (     45,009)           2,161
         Effect of exchange rate changes          (    141,721)     (     13,044)           3,466
         Deferred income taxes                    (    946,336)     (    126,905)          78,418
         Compensation expense for stock
           options                                     158,097           147,947          169,375
         Increase (Decrease) in cash from
           changes in:
              Accounts receivable, trade          (    355,459)     (  3,945,104)    (  1,687,887)
              Inventories                         (    164,667)     (  4,079,013)    (  1,486,530)
              Prepaid expenses and other
                current assets                    (     54,783)     (    464,432)    (    337,623)
              Increase in other assets            (    309,252)     (     56,332)    (    507,609)
              Accounts payable, trade             (  2,813,330)        3,732,633     (    706,596)
              Accrued expenses and other
                liabilities                            610,920           919,860     (    195,367)
                                                 --------------    --------------    ------------
    Net cash used in operating activities,
      forward                                     (  1,383,743)     (  2,943,279)    (  3,900,057)
                                                 --------------    --------------    ------------
Cash Flows from Investing Activities:
    Purchase of property and equipment            (    573,901)     (  3,973,180)    (  1,028,349)
    Acquisition of subsidiary                                0                 0     (  1,163,290)
    (Increase) Decrease in advances to
      partially owned entity                                 0      (    141,301)         330,091
    Proceeds from disposition of assets                 58,361            56,988            4,248
    (Increase) Decrease in cash value of life
      insurance policies                                     0      (     65,846)    (     41,135)
                                                 --------------    --------------    ------------
    Net cash used in investing activities,
      forward                                    $   ( 515,540)    $(  4,123,339)   $(  1,898,435)
                                                 ==============    ==============   =============

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                    Consolidated Statements of Cash Flows

             Fiscal Years Ended December 31, 1997, 1996 and 1995


                                                         1997                  1996                 1995
                                                   ---------------       ---------------       -------------
Net cash used in operating activities,
  forwarded                                        $(    1,383,743)      $(    2,943,279)      $(  3,900,057)
                                                   ---------------       ---------------       -------------
Net cash used in investing activities,
  forwarded                                         (      515,540)       (    4,123,339)       (  1,898,435)
                                                   ---------------       ---------------       -------------
Cash Flows from Financing Activities:
    Net increase in revolving loan
      indebtedness                                         542,475             2,099,941           4,146,961
    Proceeds on notes payable                            4,450,000             3,535,280           1,590,780
    Principal payments on notes payable             (    5,504,228)       (      558,497)       (  2,386,899)
    Proceeds from subordinated debentures                4,500,000                     0                   0
    Proceeds from (Payments on)
      stockholder loans, net                        (      906,660)              595,353        (    117,629)
    Proceeds from (Payments on)
      subordinated notes                            (    1,050,000)            1,050,000                   0
    Issuance of common stock                                     0                 7,130                   0
                                                   ---------------       ---------------       -------------
    Net cash provided by financing
      activities                                         2,031,587             6,729,207           3,233,213
                                                   ---------------       ---------------       -------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                              132,304        (      337,411)       (  2,565,279)

Cash and Cash Equivalents, Beginning of Year                63,706               401,117           2,966,396
                                                   ---------------       ---------------       -------------
Cash and Cash Equivalents, End of Year             $       196,010       $        63,706       $     401,117
                                                   ===============       ===============       =============
    Supplemental Disclosures of
      Cash Flow Information:
        Cash paid during the year for:
           Interest                                $     1,491,849       $     1,151,986       $     875,864
                                                   ===============       ===============       =============
           Income taxes                            $        75,561       $       383,140       $     132,903
                                                   ===============       ===============       =============
    Supplemental Disclosures of Noncash
      Investing and Financing Activities:
        Assets acquired by issuance of
           stock                                   $             0       $       648,801       $           0
                                                   ===============       ===============       =============
        Liability satisfied by issuance of
           stock                                   $        57,404       $             0       $           0
                                                   ===============       ===============       =============
        Warrants issued in connection
           with debentures                         $       225,000       $             0       $           0
                                                   ===============       ===============       =============


        The accompanying notes are an integral part of this statement.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 1---STRUCTURE

Universal Automotive Industries, Inc. (the Company) acts as a holding company for its direct and indirect subsidiaries which as of December 31, 1997 are as follows:

    Universal Automotive, Inc. (Universal), a United States Corporation.

    Canadian Corporations:
         UBP Canholdings, Inc. (Canholdings) and its wholly owned subsidiaries:
         Universal Brake Parts, Inc.
         International Discus Corporation (Inactive) (IDC)

    UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company, (both formed in September 1995).

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

NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts operating from facilities in Chicago, Illinois, Los Angeles, California, Laredo, Texas, and Toronto, Canada. Sales are made throughout the United States and Canada. The Company's Hungarian subsidiary is engaged in the manufacture of iron casting products, primarily for the automotive and machine tool industries. All of its sales are in Europe.

A summary of significant accounting policies is as follows:

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    FOREIGN CURRENCY TRANSLATION--For Canholdings, the local currency is the functional currency and translation adjustments are accumulated in a separate component of stockholders' equity. In 1995, the local currency was also the functional currency for Hungary. For 1996 and 1997, the Company determined that the country of Hungary's economy qualifies as a "highly inflationary economy" and thus Hungary's financial statements have been remeasured as if the functional currency is the U.S. dollar. Such remeasurement creates adjustments which are included in the determination of net income (loss).

    INVENTORIES--Inventories are stated at the lower of cost or market value with cost generally determined using the weighted average method, which approximates the first-in, first-out (FIFO) method.

    DEPRECIATION--Depreciation of property and equipment has been computed under accelerated and straight-line methods for financial reporting purposes, and accelerated methods for income tax reporting purposes, over the estimated useful lives of the assets.

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

    DERIVATIVES--The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes. At December 31, 1997, there were no such instruments.

    INCOME TAXES--Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities (Note 7).

    EARNINGS PER SHARE--In the fourth quarter of 1997, the Company adopted Financial Accounting Standards Board No. 128, "Earnings per Share" (FAS
    128), which requires retroactive application to all periods presented. Under FAS 128, "Basic Earnings per Share" is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options (Note 12) or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. Prior period amounts have been restated to conform to the requirements of FAS 128. See Note 13 for further details.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with changes in the market rate of interest, management believes the fair value is equivalent to the carrying value. Management believes that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of these debentures approximates its carrying value.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard is expected to have no impact on the Company's results of operations, financial position or cash flows.

    In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
    131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company has not determined what effect, if any, the adoption of FAS 131 will have on financial statement disclosures.


NOTE 3--SELECTED FINANCIAL STATEMENT DATA
-----------------------------------------
                                                     1997         1996
                                                  -----------  -----------
     Inventories:
           Finished goods                         $12,275,151  $13,027,987
           Work-in-process                            240,380      229,588
           Raw materials                            2,090,659    1,183,948
                                                  -----------  -----------
                                                  $14,606,190  $14,441,523
                                                  ===========  ===========


                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996



NOTE 3--SELECTED FINANCIAL STATEMENT DATA, CONTINUED
-----------------------------------------------------
                                           Estimated
                                           Lives                       1997         1996
                                           --------------------------  -----------  -----------
     Property, plant and equipment:
           Machinery and equipment         5 to 11 years                $4,974,256   $4,929,024
           Building and improvements       25 to 39 years                2,788,194    2,734,526
           Land                                                            498,835      498,835
           Tools and dies                  5 to 11 years                   629,038      539,623
           Patterns                        5 to 10 years                   851,298      761,717
           Computer equipment              3 to 5 years                    439,841      457,792
           Autos and trucks                3 to 5 years                    364,088      351,643
           Furniture and fixtures          5 to 11 years                   280,923      278,346
           Leasehold improvements          5 years                         360,257      219,511
                                                                       -----------  -----------
                                                                        11,186,730   10,771,017
           Less accumulated depreciation                                 2,712,886    1,934,745
                                                                       -----------  -----------
                                                                        $8,473,844   $8,836,272
                                                                       ===========  ===========

Depreciation expense amounted to $877,968, $663,746 and $452,885, for 1997, 1996 and 1995, respectively.

Total bad debt expense included in selling, general and administrative expenses was $2,805,837, $472,732 and $188,015 for the years ending 1997, 1996 and 1995, respectively.

NOTE 4--SUBORDINATED DEBENTURE

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation), calling for payments of interest at 12.25% per annum through maturity on July 14, 2002.
The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1998; February 1999; August 1999; August 2000 and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998 then all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. The amount allocated to such warrants was $225,000 which approximates the amount of increased interest the buyer would have required without a warrant feature.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 5--LASALLE NATIONAL BANK INDEBTEDNESS

On July 14, 1997, the Company entered into a credit agreement with LaSalle National Bank for (a) a revolving line of credit of up to $20,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the initial amount of $4,450,000. Proceeds from the LaSalle financing together with the proceeds from issuance of subordinated debentures (Note 4) were used to repay then existing indebtedness to NBD Bank, or its affiliate American National Bank (Note 6), and to certain related parties and other individuals (Note 9).

The revolving credit facility, which is for an initial term ending May 1, 1999 bears interest of prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The term loan is payable in monthly principal installments of $24,722, with a balloon payment of $2,966,666 due on May 1, 2002, and bears interest at prime plus 0.75% per annum.

At December 31, 1997 an amount of $11,975,000 was due on the revolving credit line and an amount of $4,276,946 was due on the term loan (see Note 6).

The LaSalle agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning defined minimum tangible net worth and ratios of liabilities to tangible net worth. At December 31, 1997, the Company was in compliance with all loan covenants (as amended). The entire credit facility is secured by a first lien on substantially all of the Company's North American assets. At December 31, 1997, approximately $416,000 was available for borrowing under the revolving credit line.

The weighted average interest rates on the aforementioned borrowings were 8.22%, 7.54% and 8.26% for the years ended December 31, 1997, 1996, and 1995, respectively.


NOTE 6--LONG-TERM INDEBTEDNESS
                                                                                                 1997                      1996
                                                                                              ----------              -------------
      LaSalle National Bank term loan (see Note 5)                                            $4,276,946              $           0

      Capital lease obligation (see Note 8)                                                       89,554                    130,019

      Indebtedness repaid in 1997:
            First mortgage loan on Chicago headquarters                                                0                  1,186,250
            Notes payable to NBD, Canada                                                               0                  1,635,723
            Note payable by Canholdings in connection with loans made by individuals                   0                    203,749
            Other installment notes, partially collateralized by certain equipment                     0                    893,780
            Notes payable to NBD, Frankfurt                                                            0                  1,371,207
                                                                                              ----------              -------------
      Total long-term indebtedness                                                             4,366,500                  5,420,728

      Less current portion                                                                       355,937                  2,710,583
                                                                                              ----------              -------------
Non current portion                                                                           $4,010,563              $   2,710,145
                                                                                              ==========              =============

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

NOTE 6--LONG-TERM INDEBTEDNESS, CONTINUED

The approximate aggregate maturities of the LaSalle Bank term loan are:


         Year Ending
         December 31                                     Amount
         -----------                                   ----------
            1998                                       $  296,664
            1999                                          296,664
            2000                                          296,664
            2001                                          296,664
            2002                                        3,090,290
                                                       ----------
                                                       $4,276,946
                                                       ==========


NOTE 7--INCOME TAXES

Income tax expense (benefit) consisted of the following:

                                        1997              1996            1995
                                    -----------      ------------    -------------
      Current:
            Federal                 $  (201,700)     $    263,000    $(    105,000)
            Foreign                     116,520       (    75,387)          20,919
            State                       (48,300)           38,000     (     27,000)
      Deferred                         (936,400)      (   126,905)          78,418
                                    -----------      ------------    -------------
                                    $(1,069,880)     $     98,708    $(     32,663)
                                    ===========      ============    =============

The components of the domestic net deferred tax assets are as follows:


                                                          1997          1996
                                                      -----------    -------------
      Deferred tax assets:
            Bad debt allowance                        $   705,200    $     152,000
            Reserve for lawsuit settlement                247,000                0
            Variation of inventories between tax
              and financial reporting purposes            168,700          185,300
            Compensation expense for stock options        180,700          120,600
            Other accruals                                 26,100           30,800
                                                      -----------    -------------
      Net deferred tax assets                         $ 1,327,700    $     488,700
                                                      ===========    =============



                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

NOTE 7--INCOME TAXES, CONTINUED

The components of the Canadian net deferred tax liabilities at December 31, 1997 and 1996 are:

                                                                                  1997             1996
                                                                            --------------      ------------
      Deferred tax liabilities:
         Depreciation differences between tax
           reporting and financial reporting                                $      254,777      $    373,213
                                                                            --------------      ------------
      Deferred tax assets:
         Tax carryforwards                                                               0            40,500
         Other                                                                      38,900             9,500
                                                                            --------------      ------------
                                                                                    38,900            50,000
      Net deferred tax liabilities                                          $      215,877      $    323,213
                                                                            ==============      ============

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income tax expense is as follows:

                                                               1997               1996              1995
                                                           -----------        ------------     -------------
      Income (loss) before income tax expenses:
         Domestic                                          $(2,887,136)       $     76,168     $(    598,062)
         Foreign                                            (  268,636)        (   470,880)          629,649
                                                           -----------        ------------     -------------
                                                           $(3,155,772)       $(   394,712)    $      31,587
                                                           ===========        ============     =============
      Computed income tax expense (benefit) at
       federal statutory rate                              $(1,073,000)       $(   134,200)    $      10,700
      Increase (Reduction) resulting from:
         Hungary loss (tax benefit not recorded)                90,400             215,000                 0
         Other (including effect of different
          foreign and U.S. State rates)                     (   87,280)             17,908      (     43,363)
                                                           -----------        ------------     -------------
       Total                                               $(1,069,880)       $     98,708     $(     32,663)
                                                           ===========        ============     =============

At December 31, 1997 and 1996, income taxes refundable consist of:

                                                                                 1997               1996
                                                                              ------------     -------------
      Tax deposits in excess of taxes due                                     $    105,439     $     107,137
      Carryback of 1996 Canadian operating losses                                        0            75,912
      Carryback of 1997 United States operating losses                             250,000                 0
                                                                              ------------     -------------
                                                                              $    355,439     $     183,049
                                                                              ============     =============

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 8--LEASES AND OTHER COMMITMENTS

The Company leases from unaffiliated parties all its facilities except for the Chicago headquarters and Hungarian foundry both of which are owned. The lease terms range from month-to-month to long-term leases the latest of which expires in 2000. Annual rents for the facilities range from $123,000 to $135,000.

Until June 1995, the Company leased its former Chicago headquarters from a land trust operating as a partnership comprised of three of the Company's stockholders. Rent paid for such facility amounted to $58,000 for 1995.

Aggregate rent expense for all facilities was $725,392, $526,697 and $335,058 for 1997, 1996 and 1995, respectively.

The Company leases certain equipment under capital leases payable in aggregate monthly installments of $5,300 with the latest expiring in 1999. The net book value of such equipment under capital lease is $23,000. Certain vehicles and equipment are also leased under operating leases, the latest expiring in 2001.

Minimum lease payments due over the remaining terms of the leases are as follows:

                                                                       Capital    Operating
                                                                        Leases      Leases
                                                                      ---------  -----------
    1998                                                              $  63,641  $   602,813
    1999                                                                 30,623      408,887
    2000                                                                      0      243,795
    2001                                                                      0       57,128
                                                                      ---------  -----------
                                                                         94,264    1,312,623
    Less interest portion                                                 4,710            0
                                                                      ---------  -----------
                                                                      $  89,554  $ 1,312,623
                                                                      =========  ===========


In 1995, the Company had entered into a consulting agreement and covenant not to compete (both expiring in 1998) with the principals of a company located in Dallas, Texas from which the Company acquired inventory and a customer list. In 1996, the Company satisfied the remaining unpaid balance of $342,200 by issuing 39,500 shares of its common stock to the aforementioned individuals.

NOTE 9--RELATED-PARTY INDEBTEDNESS

Due to stockholders consists of the following at December 31, 1997 and 1996:

                                                                         1997        1996
                                                                       ---------------------
    Unsecured notes payable without interest to five original
      stockholders (who are also officers and directors) due
      in varying monthly installments                                  $ 21,064    $ 157,724
    Loans made in 1996 by two of the above
      parties (repaid in full in 1997)                                        0      770,000
                                                                       --------    ---------
                                                                       $ 21,064    $ 927,724
                                                                       ========    =========

Subordinated notes owing at December 31, 1996 to company directors ($350,000) and to four nonaffiliated individuals ($700,000) were repaid in 1997.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 10--GEOGRAPHICAL SEGMENT/MAJOR CUSTOMER DATA

The Company's operations primarily involve a single industry segment which is the design, manufacture, sale and support of automotive brake parts. Beginning in September 1995, the Hungarian operation involves the manufacture of iron casting products, primarily for the automotive and machine tool industries. Financial information, summarized by geographical area follows:

                                                                                              Consolidated
                                         Domestic         Canada              Europe          Eliminations              Total
                                     --------------     -----------       -------------      --------------        ---------------
Year ended December 31, 1997:
     Total revenue:
          Unaffiliated customers     $   47,787,662     $ 8,033,192       $   5,446,085      $            0        $    61,266,939
          Interarea transfers             1,854,003       3,347,964                   0       (   5,201,967)                     0
                                     --------------     -----------       -------------      --------------        ---------------
     Total                           $   49,641,665     $11,381,156       $   5,446,085      $(   5,201,967)       $    61,266,939
                                     ==============     ===========       =============      ==============        ===============
Income (Loss) from operations        $(     917,909)    $   125,554       $      44,821      $            0        $(      747,534)
                                     ==============     ===========       =============      ==============        ===============
Total assets                         $   34,151,464     $ 6,358,222       $   4,099,888      $(   8,259,853)       $    36,349,721
                                     ==============     ===========       =============      ==============        ===============
Total export sales                                                                                                 $        83,318
                                                                                                                   ===============
Year ended December 31, 1996:
     Total revenue:
          Unaffiliated customers     $   51,035,259     $ 5,973,613       $   6,050,643      $            0        $    63,059,515
          Interarea transfers             1,771,569       4,225,834       0                   (   5,997,403)                     0
                                     --------------     -----------       -------------      --------------        ---------------
     Total                           $   52,806,828     $10,199,447       $   6,050,643      $(   5,997,403)       $    63,059,515
                                     ==============     ===========       =============      ==============        ===============
Income (Loss) from operations        $    1,197,426     $   129,130       $(    651,015)     $            0        $       675,541
                                     ==============     ===========       =============      ==============        ===============
Total assets                         $   31,946,883     $ 8,331,846       $   4,230,008      $(   6,481,966)       $    38,026,771
                                     ==============     ===========       =============      ==============        ===============
Total export sales                                                                                                 $       504,692
                                                                                                                   ===============
Year ended December 31, 1995:
     Total revenue:
          Unaffiliated customers     $   39,864,658     $ 5,600,300       $   1,349,869      $            0        $    46,814,827
          Interarea transfers             1,694,629       7,477,203                   0       (   9,171,832)                     0
                                     --------------     -----------       -------------      --------------        ---------------
Total
                                     $   41,559,287     $13,077,503       $   1,349,869      $(   9,171,832)       $    46,814,827
                                     ==============     ===========       =============      ==============        ===============
Income from operations               $(      54,144)    $   910,753       $(     78,792)     $       69,724        $       847,541
                                     ==============     ===========       =============      ==============        ===============
Total assets                         $   32,757,868     $ 6,524,311       $   2,683,367      $(  15,549,711)       $    26,415,835
                                     ==============     ===========       =============      ==============        ===============
Total export sales                                                                                                 $     1,098,489
                                                                                                                   ===============

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 10--GEOGRAPHICAL SEGMENT/MAJOR CUSTOMER DATA, CONTINUED

In 1997 and 1996, one customer accounted for 17% and 11% of total consolidated sales and purchases from one vendor accounted for approximately 16% and 24% of consolidated cost of sales.

NOTE 11--CONTINGENCIES

During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by a Trustee of the bankruptcy estate of First National Parts Exchange, Inc. ("the Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5,100,000 in damages under two claims. The largest claim, for approximately $4,600,000 is the result of alleged "voidable transactions" concerning transfers of product by the Debtor to the Company without receiving "reasonably equivalent values" (as defined). The Company recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997.

The lawsuit resulted in a trial held in the U.S. Bankruptcy Court, which concluded in January 1998. As of March 3, 1998, no decision has yet been rendered. While the Company believes that the provision is adequate, the ultimate resolution of this matter could result in a loss of up to $1 million in excess of the amount accrued.

NOTE 12--STOCK WARRANTS AND OPTIONS

The Company has outstanding 1,495,000 redeemable common stock purchase warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $7.00 per share, subject to certain adjustments, at any time until December 15, 1999. The warrants may be redeemed, in whole or in part, at the Company's option, if the closing bid price of the Company's common stock exceeds 175% of the exercise price (or $12.25 per share) for 20 consecutive trading days, as defined. Such warrants have not been exercised or redeemed.

The underwriting agreement entered into in connection with the Company's 1994 initial public offering granted the underwriter a warrant to purchase 130,000 units (consisting of one common share and a warrant to purchase one common share) at an exercise price of $7.25 per unit.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996



NOTE 12--STOCK WARRANTS AND OPTIONS, CONTINUED

On January 24, 1996, these underwriter warrants were exercised. Holders elected to exchange 78,675 shares of common stock (whose then current market value was equal to the total required exercise price) in return for the 130,000 common shares. Thus, 51,325 shares of Company stock were issued without cash consideration to the Company. The Company, therefore, also has outstanding 130,000 common stock purchase warrants. The exercise price of the warrants is $11.20. Such warrants have not yet been exercised. Also, see Note 4 for warrants issued in connection with subordinated debentures.

In connection with the acquisition of Canholdings on April 30, 1994, the previous stockholder of Canholdings granted to each of the other Company stockholders a nontransferable option to acquire from him for $1 that number of shares of Company common stock that have a market value of $62,500 (Canadian), determined as of July 1, 1998, and exercisable from and after July 1, 1998, provided that the Company consummated an initial public offering under defined terms. Such options expire on January 1, 1999.

In October 1994, the Company adopted a Stock Option Plan for defined key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or nonstatutory options. The Company has reserved 300,000 shares of common stock for issuance under the Stock Option Plan. Following is a table indicating the activity during 1997, 1996 and 1995 for such Stock Option Plan:

                                                                               Weighted
                                                                               Average
                                                                  Stock        Exercise
                                                                 Options        Price
                                                              --------------  ----------
Options granted in 1995 and outstanding at
 December 31, 1995                                            $       57,000  $     1.07
      1996:
            Options granted                                           84,526        5.00
            Options exercised                                         (1,400)      (5.00)
            Options forfeited                                         (2,100)      (5.00)
                                                              --------------  ----------
 Balance, December 31, 1996                                          138,026  $     3.38
                                                                              ==========
      1997:
          Options granted                                             41,500  $     4.86
                                                              --------------  ----------
 Balance, December 31, 1997                                   $      179,526  $     3.72
                                                              ==============  ==========
 Options exercisable, December 31, 1997                       $       80,810  $     3.24
                                                              ==============  ==========


The weighted average fair values of options granted during the years ended December 31, 1995, 1996 and 1997 were $10.75, $7.69 and $2.75, respectively.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 12--STOCK WARRANTS AND OPTIONS, CONTINUED

The following table summarizes information about outstanding and exercisable stock options as of December 31, 1997:

                              Options Outstanding

                                           Weighted-   Weighted-
                Range of                   Remaining    Average
                Exercise      Number      Contractual  Exercise
                 Prices    Outstanding       Life        Price
                --------   -----------    -----------  --------

                  $1.00      55,000       103 months     $1.00
                   3.00       5,000       117 months      3.00
                   5.00     119,526       119 months      5.00
                           -----------
                            179,526
                           ===========


                             Options Exercisable

                                                Weighted-
                      Range of                   Average
                      Exercise      Number      Exercise
                       Prices    Exercisable     Price
                      --------   -----------    ---------

                        $1.00     33,000         $1.00
                         3.00      5,000          3.00
                         5.00     42,810          5.00
                                 -----------
                                  80,810
                                 ===========


Effective January 1998, 44,000 of the 55,000 options previously granted at a $1.00 exercise price were cancelled and replaced with options to purchase 60,000 shares at 110% of market value at the date of such grant.

Compensation expense is being recorded over the respective service periods required of the optionees, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, Accounting for Stock Issued to Employees. In 1997, 1996 and 1995, amounts of $158,097, $147,947 and $169,375, respectively, have been provided for such compensation expense (with offsetting credits to additional paid-in capital).

The Company has adopted only the disclosure provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) and continues to account for stock options in accordance with APB Opinion 25. The foregoing amount of compensation expense for 1997 and 1996 differs by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method. Accordingly, the pro forma disclosures required by FAS 123 have been omitted.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996



NOTE 13--EARNINGS PER SHARE

Diluted earnings per share for the year ended December 31, 1995 was determined as follows:

                                       Income           Shares        Per Share
                                       -------        ----------     ----------
     Basic earnings per share:
          Net income                   $64,250        $6,500,000     $     0.01
     Effect of diluted securities:
          Warrants and options               0           629,966           0.00
                                       -------        ----------     ----------
     Diluted earnings per share        $64,250        $7,129,966     $     0.01
                                       =======        ==========     ==========


For the years ended December 31, 1996 and 1997 diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. All options and warrants discussed in Note 12 were omitted from the computation of diluted earnings (loss) per share because the options and warrants are antidilutive when net losses are reported.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 14--QUARTERLY RESULTS (UNAUDITED)

                                                           1st           2nd             3rd            4th               Total
                                                         Quarter       Quarter         Quarter         Quarter             Year
                                                      ------------    -----------    ------------   -------------     -------------
  1997:
         Net sales                                    $ 14,051,503    $17,953,416    $ 16,184,302   $  13,077,718     $  61,266,939
         Net income (loss)                             (   493,743)       328,976     (    16,278)   (  1,904,847)      ( 2,085,892)
         Basic earnings (loss) per share--see below    (      0.07)          0.05            0.00    (       0.28)      (      0.31)
  1996:
         Net sales                                      13,010,368     19,451,798      17,625,102      12,972,247        63,059,515
         Net income (loss)                             (   305,167)       700,984         208,278    (  1,097,515)      (   493,420)
         Basic earnings (loss) per share--see below    (      0.05)          0.10            0.03    (       0.16)      (      0.07)


The fourth quarter of 1997 loss was attributable to a one time increase in the bad debt reserve of approximately $2 million which related to the bankruptcy filing of a major customer and recognition of further consolidation in the automotive aftermarket.

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

Diluted earnings per share for each of the quarters presented has not been retroactively computed under FAS 128 (see Note 2), because the effect would be immaterial.

[ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



                  INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors
Universal Automotive Industries, Inc.


In connection with our audit of the consolidated financial statements of Universal Automotive Industries, Inc. referred to in our report dated March 3, 1998, which is included in this Form 10-K, we have also audited Schedules I and II as of and for the years ended December 31, 1997, 1996 and 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


ALTSCHULER, MELVOIN AND GLASSER LLP

/s/ Altschuler, Melvoin and Glasser LLP
---------------------------------------

Chicago, Illinois
March 3, 1998

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                             INDEX TO SCHEDULES

                                                                          Page
                                                                          ----
Independent Auditors Reports on Schedules...............................   S-2
Schedule I - Condensed Financial Information of Registrants.............   S-3
Schedule II -


          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      Balance Sheets (Not Consolidated)
                         December 31, 1997 and 1996


             Assets                                    1997            1996
                                                       ----            ----
Cash and Cash Equivalents                          $       101      $      101
Prepaid Expenses and other Assets                          130          38,678
Investment in and Advances to Wholly Owned
 Subsidiaries                                        7,069,058       8,817,622
                                                   -----------      ----------
                                                   $ 7,069,289      $8,856,401
                                                   ===========      ==========
    Liabilities and Stockholders' Equity

Liabilities:                                       $         0      $        0
                                                   -----------      ----------
 Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,
    $.01 par value, none issued or outstanding)              0               0
   Common stock (authorized 15,000,000 shares,
    $.01 par value, 6,769,425 and 6,729,425
    shares issued and outstanding)                      67,694          67,294
   Additional paid-in capital                        9,180,516       8,740,415
   Retained earnings (Deficit)                      (2,010,054)         75,838
   Foreign currency translation adjustments           (168,867)        (27,146)
                                                   -----------      ----------
                                                     7,069,289       8,856,401
                                                   -----------      ----------
                                                   $ 7,069,289      $8,856,401
                                                   ===========      ==========

          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
 Statement of Operations and Retained Earnings (Deficit) (Not Consolidated)
            For the Years Ended December 31, 1997, 1996 and 1995

                                                1997        1996        1995
                                            ------------  ---------  ---------
Income:
    Interest income                         $          0  $       0  $  36,921
    Equity in net income (loss) of
     subsidiaries                             (1,889,247)  (309,217)   197,390
                                            ------------  ---------  ---------
                                              (1,889,247)  (309,217)   234,311
                                            ------------  ---------  ---------

Expenses:
    Compensation expense for stock options       158,097    147,947    169,375
    Miscellaneous (primarily amortization)        38,548     36,256        686
                                            ------------  ---------  ---------
                                                 196,645    184,203    170,061
                                            ------------  ---------  ---------

Net Income (Loss) for Period                  (2,085,892)  (493,420)    64,250

Retained Earnings, Beginning of Period            75,838    569,258    505,008
                                            ------------  ---------  ---------

Retained Earnings, (Deficit) End of
 Period                                      $(2,010,054) $  75,838  $ 569,258
                                            ============  =========  =========

          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                  Statement of Cash Flows (Not Consolidated)
             For the Years Ended December 31, 1997, 1996 and 1995

                                                    1997          1996          1995
                                            ------------  ------------  ------------
Cash from Operating Activities:
     Net income (loss)                       $(2,085,892)    $(493,420)  $    64,250
     Adjustments to reconcile net income
      (loss) to cash provided by (used in)
      operating activities:
          Compensation expense for stock
           options                               158,097       147,947       169,375
          Equity in net (income) loss of
           subsidiaries                        1,889,247       309,217      (197,390)
          Amortization                            38,548        34,561             0
          Decrease in accounts payable
           and other current liabilities                             0       (51,787)
                                            ------------  ------------  ------------

     Cash provided by (used in) operating
      activities                                       0        (1,695)      (15,552)
                                            ------------  ------------  ------------

Cash from Investing Activities:
     Advances to subsidiaries (net)                    0      (334,190)   (2,431,592)
                                            ------------  ------------  ------------

Increase (Decrease) in Cash and Cash
 Equivalents                                           0      (335,885)   (2,447,144)

Cash and Cash Equivalents, Beginning
 of Period                                           101       335,986     2,783,130
                                            ------------- ------------  ------------

Cash and Cash Equivalents, End of Period    $        101  $        101  $    335,986
                                            ============  ============  ============

                                 SCHEDULE II

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                      Valuation and Qualifying Accounts




                                  Column B    Column C               Column E
                                 Balance at  Charged to               Balance
         Column A                Beginning   Costs and   Column D    at End of
        Description              of Period    Expense   Writeoffs      Period
        -----------              ---------   ---------  ---------    ----------
 1997:
        Allowance for doubtful
         accounts               $  463,968  $2,805,837  $1,369,350  $1,900,415
                                ==========  ==========  ==========  ==========

 1996:
        Allowance for doubtful
         accounts               $   92,461  $  472,732  $  101,225  $  463,968
                                ==========  ==========  ==========  ==========

 1995:
        Allowance for doubtful
         accounts               $  151,851  $  188,015  $  247,405  $   92,461
                                ==========  ==========  ==========  ==========

 1997:
        Reserve for inventory
         obsolescence           $  219,836    ($2,051)  $        0  $  217,785
                                ==========  ==========  ==========  ==========

 1996:
        Reserve for inventory
         obsolescence           $        0  $  219,836  $        0  $  219,836
                                ==========  ==========  ==========  ==========