Form 10-Q
period 1998-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1998-05-14
CIK 931457

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________
                        Commission file number 1-13516

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    -------------------------------------
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

                                (312) 478-2323
                    -------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
        --------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                           ---    ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 11, 1998 was 6,769,425 shares.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    INDEX

PART I. FINANCIAL INFORMATION                                     Page (s)
                                                                  --------
  Item 1. Financial Statements


     Consolidated Balance Sheets
           March 31, 1998 (Unaudited) and December 31, 1997           3

     Consolidated Statements of Operations
           (Unaudited) - for the three months ended
           March 31, 1998 and 1997                                    4

     Consolidated Statements of Cash Flows
           (Unaudited) - for the three months ended
           March 31, 1998 and 1997                                    5

     Notes to Condensed Financial Statements (Unaudited)              6

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                         7-8



PART II.  OTHER INFORMATION


  Item 6 - Exhibits and Reports on Form 8-K                           8

  Signatures                                                          8

  EXHIBIT II - Computation of Earnings Per Share                      9

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 1998  December 31, 1997
                                                                          --------------  -----------------
                                                                           (Unaudited)
                      Assets

Current Assets:
  Cash                                                                          $109,832           $196,010
  Accounts receivable, trade                                                  10,946,666          9,468,624
  Inventories                                                                 15,458,959         14,606,190
  Income taxes refundable                                                        346,850            355,439
  Deferred income taxes                                                        1,327,700          1,327,700
  Prepaid expenses and other current assets                                      868,475            750,587
                                                                          --------------  -----------------
                                                                              29,058,482         26,704,550
                                                                          --------------  -----------------

Property and Equipment, net                                                    8,516,478          8,473,844
                                                                          --------------  -----------------

Other Assets:
  Goodwill, net                                                                  242,178            243,996
  Other assets                                                                   777,548            927,331
                                                                          --------------  -----------------
                                                                              1 ,019,726          1,171,327
                                                                          --------------  -----------------
                                                                             $38,594,686        $36,349,721
                                                                          --------------  -----------------

               Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable, trade                                                     $7,440,923         $5,769,887
  Long-term indebtedness, current portion                                        343,104            355,937
  Accrued expenses and other current liabilities                               2,637,321          2,636,479
                                                                          --------------  -----------------
                                                                              10,421,348          8,762,303
                                                                          --------------  -----------------
Long-term Liabilities:
  Revolving loan indebtedness                                                 12,575,000         11,975,000
  12.25% subordinated debenture                                                4,306,875          4,295,625
  Long-term indebtedness, non-current portion                                  3,983,079          4,010,563
  Deferred income taxes                                                          216,924            215,877
  Due to stockholders                                                                  0             21,064
                                                                          --------------  -----------------
                                                                              21,081,878         20,518,129
                                                                          --------------  -----------------

Stockholders' Equity:
  Preferred stock (authorized 1,000,000 shares, $.01 par value,
   none issued or outstanding)                                                         0                  0
  Common stock (authorized 15,000,000 shares, $.01 par
   value, 6,769,425 shares issued and outstanding)                                67,694             67,694
  Additional paid-in-capital                                                   8,217,889          8,217,889
  Retained earnings                                                           (1,005,295)        (1,047,427)
  Foreign currency translation adjustments                                      (188,828)           168,867)
                                                                          --------------  -----------------
                                                                               7,091,460          7,069,289
                                                                          --------------  -----------------
                                                                             $38,594,686        $36,349,721
                                                                          --------------  -----------------


   The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                     Three Months Ended  March 31,
                                                    ------------------------------
                                                        1998             1997
                                                    ------------      ------------
Net Sales                                            $14,524,313       $14,051,503

Cost of Sales                                         11,492,346        11,247,547
                                                    ------------      ------------
Gross Profit                                           3,031,967         2,803,956

Selling, General, and Administrative Expenses          2,458,893         2,519,196
                                                    ------------      ------------
Income From Operations                                   573,074           284,760
                                                    ------------      ------------
Other Expense:
  Provision for lawsuit settlement                             0           650,000
  Interest expense                                       504,875           419,899
  Other                                                  (29,633)           10,604
                                                    ------------      ------------
                                                         475,242         1,080,503
                                                    ------------      ------------
Income (Loss) before Provision for Income Taxes           97,832          (795,743)

Income Tax Provision (Benefit)                            55,700          (302,000)
                                                    ------------      ------------
Net Income (Loss)                                        $42,132         $(493,743)
                                                    ============      ============
Earnings Per Share:

Basic:

Net Income (Loss) Per Share                                $0.01            $(0.07)
                                                    ============      ============
Weighted average number of common shares
outstanding                                            6,769,425         6,729,425
                                                    ============      ============
Diluted:

Net Income (Loss) Per Share                                $0.01            $(0.07)
                                                    ============      ============
Weighted average number of common shares
outstanding                                            6,772,512         6,729,425
                                                    ============      ============

   The accompanying notes are an integral part of the financial statements

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                       1998           1997
                                                                  --------------  --------------
Cash Flows from Operating Activities:
  Net Income ( Loss)                                                     $42,132      $ (493,743)

Adjustments to reconcile net loss to net cash used  in operating activities:
  Depreciation and amortization                                          302,457         305,934
    Provision for lawsuit settlement                                           0         650,000
  Effect of exchange rate changes                                        (19,961)        (20,056)
  Compensation expense for stock options                                       0          39,525
  Deferred income taxes and other                                         12,297          (3,234)
  Changes in operating assets and liabilities:
    Accounts receivable, trade                                        (1,478,041)     (1,667,388)
    Inventories                                                         (852,769)        254,641
    Prepaid expenses and other current assets                           (109,298)       (349,650)
    Other assets                                                          65,262         142,955
    Accounts payable, trade                                            1,671,034       1,206,303
    Accrued expenses and other current liabilities                        14,872         (86,417)
                                                                  --------------    ------------
  Net cash used in operating activities                                 (352,015)        (21,130)
                                                                  --------------    ------------
Cash Flows for Investing Activities:
  Purchase of property and equipment                                    (258,750)        (43,578)
                                                                  --------------    ------------
  Net cash used in investing activities                                 (258,750)        (43,578)
                                                                  --------------    ------------
Cash Flows from Financing Activities:
  Net increase in revolving loan indebtedness                            600,000         165,911
  Proceeds on notes payable                                                    0         155,855
  Principal (payments) on notes payable                                  (40,318)       (156,856)
  Principal (payments) on loans from shareholders                        (35,095)        (51,248)
                                                                  --------------    ------------
  Net cash provided by financing activities                              524,587         113,662
                                                                  --------------    ------------
Net Increase (Decrease) in Cash                                          (86,178)         48,954
Cash, Beginning of Period                                                196,010          63,706
                                                                  --------------    ------------
Cash, End of Period                                                     $109,832        $112,660
                                                                  ==============    ============
Supplemental Disclosures of Cash Flow Information:                      $410,562        $214,029
  Cash paid for interest                                          --------------    ------------
  Cash paid for income taxes                                             $47,111         $85,356
                                                                  --------------    ------------

   The accompanying notes are an integral part of the financial statements.

                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS
Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management of Universal Automotive Industries, Inc. (the "Company"), all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current periods' results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

2. INVENTORIES

                          March 31, 1998
                          --------------
Finished goods            $   12,805,845
Work in process                  284,059
Raw materials                  2,369,055
                          --------------
                          $   15,458,959
                          --------------


3. BASIS OF PRESENTATION
Income Taxes
The Company's effective tax rate of 57% in 1998 varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no current tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended March 31, 1997, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

4. LEGAL PROCEEDINGS
During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of the bankrupt estate of First National Parts Exchange, Inc. ("the Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Trustee is seeking a total of $5,100,000 in damages under two claims. The largest claim, for approximately $4,600,000 is the result of alleged "voidable transactions" concerning transfers of product by the Estate to the Company without receiving "reasonably equivalent values" (as defined). The Company recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997. The lawsuit resulted in a trial held in U.S. Bankruptcy Court, which concluded in January, 1998. As of May 14, 1998, no decision has yet been rendered. While the Company believes that the provision is adequate, the ultimate resolution of this matter could result in a loss of up to $1 million in excess of the amount accrued.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATION AND FINANCIAL CONDITION(1)

RESULTS OF OPERATIONS

Three Months Ended  March 31, 1998 Compared To Three Months Ended March 31,
1997

     Net sales for the three months ended March 31, 1998 increased $478,810 or 3% over the same quarter in 1997 to $14,524,313. The Company experienced improvements in sales of brake products by focusing on sales of friction products and sales of its new premium "Ultimate" brake products which are designed to compete with branded products. Sales of non-brake related wholesale commodities and gray iron castings also increased during the quarter.

     Gross profits for the three months ended March 31, 1998 were $3,031,967 or 20.9% of net sales compared to $2,803,956 or 20.0% in the same period of 1997. The increase in gross profit is attributable to (a) increased manufacturing volumes in the first quarter of 1998 compared to the first quarter of 1997 which lowers the cost of manufactured products sold and (b) improved operations at the Company's Hungarian foundry.

     Selling, general and administrative expenses for the three months ended March 31, 1998 decreased by $60,303 or 2.4% to $2,458,893 from $2,519,196 for the same period in 1997. The decrease was due primarily to reduced provisions for legal fees and bad debts as compared to the first quarter of 1997.

     Other expense for the three months ended March 31, 1998 decreased to $475,242 from $1,080,503 for the same period of 1997. The decrease is attributable to a provision for lawsuit settlement of $650,000 recorded in the first quarter of 1997 offset by higher interest expense in the first quarter ended March 31, 1998 compared to the same period of 1997. The increase in interest expense was due primarily to a higher level of borrowing at March 31, 1998 compared to March 31, 1997 and an increased interest rate with respect to the subordinated debenture issued in July, 1997.

     Net income for the three months ended March 31, 1998 was $42,132 compared to net loss of $493,743 for the same period in 1997. This increase in net income is attributed to increased gross profit, reduced general and administrative expenses, absence of a provision for lawsuit settlement offset by increased interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 1998 was $352,015. This was due primarily to cash generated from operations ($0.4 million) which, coupled with cash generated

--------------------------------------------------------------------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

through an increase in accounts payable ($1.7 million), did not fully offset cash required to finance growth in accounts receivable ($1.5 million) and inventories ($0.9 million) necessary to support the Company's sales growth.

     Net cash used in investing activities was $258,750, which is attributable primarily to acquisition of various items of tooling and manufacturing
equipment.   Net cash provided by financing activities was $524,587, consisting primarily of borrowings under the Company's revolving credit agreement

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

PART II  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

a) Exhibit 11 - Computation of Earnings Per Share



                                  SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                           /s/ ARVIN SCOTT
                           -------------------------------------------------
                           Arvin Scott, Chief Executive Officer, President (Principal Executive Officer)

                           /s/ JEROME J. HISS
                           -------------------------------------------------
                           Jerome J. Hiss, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                           Date: May 14, 1998