Form 10-Q
period 1998-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1998-08-13
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________
                         Commission file number 1-13516

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

                                 (312) 478-2323
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
              ---------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     No
                           ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 11, 1998 was 6,769,425 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                               Page (s)
------------------------------                                               -------
   Item 1. Financial Statements

         Consolidated Balance Sheets
                June 30, 1998 (Unaudited) and December 31, 1997              3

         Consolidated Statements of Operations
                (Unaudited) - for the three and six months ended
                June 30, 1998 and 1997                                       4

         Consolidated Statements of Cash Flows
                (Unaudited) - for the six months ended
                June 30, 1998 and 1997                                       5

         Notes to Condensed Financial Statements (Unaudited)                 6 - 7

   Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition                               7 - 9

PART II.  OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders              10

   Item 6 - Exhibits and Reports on Form 8-K                                 10

   Signatures                                                                10

   EXHIBIT II - Computation of Earnings Per Share                            11

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            June 30, 1998  December 31, 1997
                                                            -------------  -----------------
                                                             (Unaudited)
                              Assets
  Current Assets:
     Cash                                                    $     86,219      $     196,010
     Accounts receivable, trade                                14,005,192          9,468,624
     Inventories                                               17,079,374         14,606,190
     Income taxes refundable                                      359,423            355,439
     Deferred income taxes                                      1,108,722          1,327,700
     Prepaid expenses and other current assets                    652,310            750,587
                                                             ------------      -------------
                                                               33,291,240         26,704,550
                                                             ------------      -------------
  Property and Equipment, net                                   8,398,624          8,473,844
                                                             ------------      -------------
  Other Assets:
     Goodwill, net                                                233,156            243,996
     Other assets                                                 702,424            927,331
                                                             ------------      -------------
                                                                  935,580          1,171,327
                                                             ------------      -------------
                                                             $ 42,625,444      $  36,349,721
                                                             ============      =============
            Liabilities and Stockholders' Equity
  Current Liabilities:
     Accounts payable, trade                                 $ 10,595,987      $   5,769,887
     Long-term indebtedness, current portion                      336,533            355,937
     Accrued expenses and other current liabilities             2,578,797          2,636,479
                                                             ------------      -------------
                                                               13,511,317          8,762,303
                                                             ------------      -------------
  Long-term Liabilities:
     Revolving loan indebtedness                               13,260,000         11,975,000
      12.25% subordinated debenture                             4,318,125          4,295,625
     Long-term indebtedness, non-current portion                3,926,832          4,010,563
     Deferred income taxes                                        209,840            215,877
     Due to stockholders                                                0             21,064
                                                             ------------      -------------
                                                               21,714,797         20,518,129
                                                             ------------      -------------
  Stockholders' Equity:
     Preferred stock (authorized 1,000,000 shares,  $.01
      par value, none issued or outstanding)                            0                  0
     Common stock (authorized 15,000,000 shares, $.01 par
      value, 6,769,425 shares issued and outstanding)              67,694             67,694
     Additional paid-in-capital                                 8,217,889          8,217,889
     Retained earnings                                           (655,756)        (1,047,427)
     Foreign currency translation adjustments                    (230,497)          (168,867)
                                                             ------------      -------------
                                                                7,399,330          7,069,289
                                                             ------------      -------------
                                                              $42,625,444      $  36,349,721
                                                             ============      =============

    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      --------------------------       -------------------------
                                                         1998            1997             1998           1997
                                                      ----------      ----------       ----------     ----------
  Net sales                                          $19,473,885     $17,953,416      $33,998,198    $32,004,919
  Cost of sales                                       15,254,026      13,817,094       26,746,372     25,064,641
                                                      ----------      ----------       ----------     ----------
  Gross profit                                         4,219,859       4,136,322        7,251,826      6,940,278
  Selling, general, and administrative expenses        3,171,941       3,189,708        5,630,834      5,708,904
                                                      ----------      ----------       ----------     ----------
  Income from operations                               1,047,918         946,614        1,620,992      1,231,374
                                                      ----------      ----------       ----------     ----------
  Other expense:
     Provision for lawsuit settlement                   (151,000)              0         (151,000)       650,000
     Interest expense                                    544,462         395,321        1,049,337        815,220
     Other                                               121,217        (44,208)           91,584        (33,604)
                                                      ----------      ----------       ----------     ----------
                                                         514,679         351,113          989,921      1,431,616
                                                      ----------      ----------       ----------     ----------

  Income (loss) before provision for income taxes        533,239         595,501          631,071       (200,242)
  Income tax provision (benefit)                         183,700         266,525          239,400        (35,475)
                                                      ----------      ----------       ----------     ----------
  Net income (loss)                                  $   349,539     $   328,976      $   391,671    $  (164,767)
                                                      ==========      ==========       ==========     ==========
  Comprehensive income (loss)                        $   307,870     $   332,327      $   330,041    $  (181,472)
                                                      ==========      ==========       ==========     ==========
  Earnings per share:
  Basic:
  Net income (loss) per share                        $      0.05     $      0.05      $      0.06    $     (0.02)
                                                      ==========      ==========       ==========     ==========
  Weighted average number of common shares
  outstanding                                          6,769,425       6,738,676        6,769,425      6,734,041
                                                      ==========      ==========       ==========     ==========
  Diluted:
  Net income (loss) per share                        $      0.05     $      0.05      $      0.06    $     (0.02)
                                                      ==========      ==========       ==========     ==========
  Weighted average number of common shares
  outstanding                                          6,771,205       6,777,207        6,771,859      6,734,041
                                                      ==========      ==========       ==========     ==========

    The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                          ==================================
                                                                             1998                     1997
                                                                        -----------              -----------
  Cash flows from operating activities:
     Net income (loss)                                                  $   391,671              $  (164,767)

  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                          615,751                  612,646
     Provision for lawsuit settlement                                      (151,000)                 650,000
     Effect of exchange rate changes                                        (61,630)                 (16,705)
     Compensation expense for stock options                                       0                   79,048
     Deferred income taxes and other                                        227,941                  (92,304)
     Changes in operating assets and liabilities:
        Accounts receivable, trade                                       (4,536,568)              (3,888,740)
        Inventories                                                      (2,473,184)               3,561,620
        Prepaid expenses and other current assets                            94,293                   75,609
        Other assets                                                         63,708                  136,811
        Accounts payable, trade                                           4,826,098                 (143,354)
        Accrued expenses and other current liabilities                       93,317                  337,317
                                                                        -----------              -----------
      Net cash provided by (used in) operating activities                  (909,603)               1,147,181
                                                                        -----------              -----------
  Cash flows used in investing activities:
     Purchase of property and equipment                                    (368,489)                (150,175)
                                                                        -----------              -----------
     Net cash used in investing activities                                 (368,489)                (150,175)
                                                                        -----------              -----------
  Cash flows from financing activities:
     Net increase (decrease) in revolving loan indebtedness               1,285,000                 (414,939)
     Proceeds on notes payable                                                    0                   233,448
     Principal (payments) on notes payable                                  (95,635)                (409,230)
     Principal (payments) on subordinated notes                                   0                 (375,000)
     Principal (payments) on loans from shareholders                        (21,064)                 (72,288)
                                                                        -----------              -----------
     Net cash provided by (used in) financing activities                  1,168,301               (1,038,009)
                                                                        -----------              -----------
  Net decrease in cash                                                     (109,791)                 (41,003)
  Cash, beginning of period                                                 196,010                   63,706
                                                                        -----------              -----------
  Cash, end of period                                                   $    86,219              $    22,703
                                                                        ===========              ===========
  Supplemental disclosures of cash flow information:
     Cash paid for interest                                             $   949,953              $   607,789
                                                                        -----------              -----------
     Cash paid for income taxes                                         $    24,406              $     9,316
                                                                        -----------              -----------

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

2.   INVENTORIES
                                         June 30, 1998
                                         -------------
     Finished goods                       $14,743,767
     Work in process                          596,100
     Raw materials                          1,739,507
                                         ------------
                                          $17,079,374
                                         ============
3.   BASIS OF PRESENTATION
Income Taxes
The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the six months ended June 30, 1997, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share because their inclusion would be anti-dilutive.

4.   LEGAL PROCEEDINGS
During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of the bankrupt estate of First National Parts Exchange, Inc. ("the Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. A total of $5,100,000 in damages was sought. The Company recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997. Trial was held, and was concluded in January, 1998. On July 10, 1998, the U. S. Bankruptcy Court ruled that the vast majority of the Trustee's claims were invalid. The Company's liability for the two claims held as valid is approximately $499,000. The Company, therefore, recorded a favorable adjustment to the provision for loss of $151,000 (pretax). The period for appeal has not yet run, and there can be no assurances that the Trustee will not seek to appeal the verdict. The Company is presently considering whether to appeal the two areas where valid claims were determined.

5.   SUBORDINATED DEBENTURE
In connection with the sale of a $4,500,000 subordinated debenture on July 14, 1997, the Company issued a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding July 14, 1998, (the first anniversary of the debenture closing date). This warrant, therefore, is exercisable at approximately $0.87 per share from July 14, 1998 to July 14, 2003. The debenture holder is also scheduled to receive an additional warrant to purchase 225,000 shares on August 14, 1998 at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the twenty days preceding the warrant issue date.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATION AND FINANCIAL CONDITION(1)

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997

     Sales increased approximately $1.5 million or 8.5% over the same quarter in 1997 to $19,473,885. This increase is primarily due to gains in sales of brake parts, especially friction products. Sales increases were also experienced to a smaller extent in the Company's non-brake warehouse "commodities" and Hungarian gray iron foundry.

     Gross profits for the three months ended June 30, 1998 were $4,219,859 or 21.7% of net sales compared to $4,136,322 or 23.0% in the same period of 1997. Such increase in gross profit was principally due to increased sales offset by slightly lower gross profit percentages due to a more unfavorable sales mix between brake and non-brake business.

     Selling, general and administrative expenses for the three months ended June 30, 1998 decreased slightly by $17,767 from $3,189,708 (17.8% of net sales) for the second quarter of 1997 to $3,171,941 (16.3% of net sales). Selling, general and administrative expenses as a percentage of sales decreased principally because of the absence of abnormal bad debt charges incurred in the second quarter of 1997 and because the sales mix has a heavier proportion of non-brake sales in the second quarter of 1998 which requires less selling, general and administrative expense compared to brake sales.


________________________________________________________________________________
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Other expense for the three months ended June 30, 1998 increased to $514,679 from $351,113 for the same period of 1997. The increase is attributable to (a) an increase in interest expense due primarily to a higher level of borrowing at June 30, 1998 compared to June 30, 1997, (b) a higher interest rate with respect to the subordinated debenture issued in July, 1997, as compared to the financing it replaced, (c) increase in foreign exchange losses due to unfavorable fluctuations in the Canadian dollar, and (d) recording of a favorable adjustment of $151,000 to the previously recorded provision for lawsuit settlement (see Note 4 to the Condensed Financial Statements).

     Net income for the three months ended June 30, 1998 was $349,539 compared to net income of $328,976 for the same period in 1997. This increase in net income is attributed to higher sales, flat selling, general and administrative expenses and increased interest expense offset by increased gross profits and a favorable adjustment to the provision for lawsuit settlement (see Note 4 to the Condensed Financial Statements).


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Net sales for the six months ended June 30, 1998 increased by $1,993,279 or 6.2% to $33,998,198. The sales increase is attributable to increased sales of brake products, primarily friction products. Sales of non brake warehouse "commodity" business and the Hungarian gray iron foundry were also slightly higher than the same period in 1997.

     Gross profits for the six months ended June 30, 1998 increased $311,548 or 4.5% to $7,251,826. The percent of gross profit for the six month period was 21.3% compared to 21.7% for the same 1997 period. The increase in gross profits is due to increased sales for this six month period.

     Selling, general and administrative expenses for the six months ended June 30, 1998 decreased $78,070 or 1.4% to $5,630,834 from $5,708,904 for the same period in 1997. Such decrease was due primarily to an absence of abnormal bad debt charges as were recorded in the 1997 six month to date period and because of a slight shift in the sales mix to non brake sales which requires less selling, general and administrative expense compared to brake sales.

     Other Expense for the six months ended June 30, 1998 decreased by $441,695 to $989,921 from $1,431,616 for the same period of 1997. The decrease is attributable to a provision for lawsuit settlement of $650,000 (pretax) recorded in the first quarter of 1997 and a reduction in the provision in the second quarter of 1998 as described in Note 4 to the Condensed Financial Statements offset by (a) an increase in interest expense due primarily to a higher level of borrowing at June 30, 1998 compared to June 30, 1997 (b) a higher interest rate with respect to the subordinated debenture issued in July, 1997, as compared to the financing it replaced, and (c) an increase in foreign exchange losses due to unfavorable fluctuations in the Canadian dollar.

     Net income for the six months ended June 30, 1998 was $391,671 compared to a net loss of $164,767 for the same period in 1997. This increase in net income is due to increased sales, approximately flat selling, general and administrative expenses and a net lower other expense as described above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1998 was $909,603. This was due primarily to cash generated from operations ($1.02 million) which, coupled with cash generated through an increase in accounts payable ($4.8 million), nearly offset cash required to finance growth in accounts receivable ($4.5 million) and to increase inventories ($2.5 million) to a level the Company considers necessary.

     Net cash used in investing activities was $368,489, which is attributable primarily to acquisition of various items of tooling and manufacturing equipment. Net cash provided by financing activities was $1,168,301, consisting primarily of borrowings under the Company's revolving credit agreement.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.


"YEAR 2000" COMPLIANCE

      The Company has reviewed the computer systems and the related software in use throughout its operations that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, time sensitive software may recognize a date using the digits "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company uses software under license from various vendors. The Company learned that the software in use is either fully "Year 2000" compliant or, in one instance, will be fully "Year 2000" compliant in a upgrade version to be installed by the end of 1998. The Company believes that the cost of installation and testing will not have a material effect on its financial position or results of operations.

PART II  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On June 9, 1998, Universal Automotive Industries, Inc. held its annual meeting of shareholders. Present at this meeting, in person and by proxy, were shareholders representing 5,838,000 of the 6,769,425 issued and outstanding shares of Common Stock at the date of record (86.2% of the total number of shares of Common Stock outstanding and entitled to vote). The following items were voted upon at the meeting:


a) The following Directors were elected to the Board:
----------------------------------------------------------------------------
  Name                        Votes For       Votes Against Votes Withheld
----------------------------------------------------------------------------
  Arvin Scott                 5,828,650             0            9,350
----------------------------------------------------------------------------
  Yehuda Tzur                 5,828,650             0            9,350
----------------------------------------------------------------------------
  Sami Israel                 5,828,650             0            9,350
----------------------------------------------------------------------------
  Eric Goodman                5,828,650             0            9,350
----------------------------------------------------------------------------
  Sheldon Robinson            5,828,650             0            9,350
----------------------------------------------------------------------------
  Sol S. Weiner               5,828,650             0            9,350
----------------------------------------------------------------------------
  Dennis L. Kessler           5,828,650             0            9,350
----------------------------------------------------------------------------

b) The firm of Altschuler, Melvoin and Glasser LLP was reappointed as the Company's independent auditors for 1998. Holders of Common Stock holding 5,823,300 votes were cast in favor, 5,500 votes were cast against, and 9,200 shares abstained from voting.

Item 6 - Exhibits and Reports on Form 8-K

a) Exhibit 10 - Amended and Restated Share Option Plan

b) Exhibit 11 - Computation of Earnings Per Share

c) Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                           /s/ ARVIN SCOTT
                                           -------------------------------
                                           Arvin Scott, Chief Executive
                                            Officer, President
                                            (Principal Executive Officer)

                                           /s/ JEROME J. HISS
                                           -------------------------------
                                           Jerome J. Hiss, Chief Financial
                                            Officer (Principal Financial Officer
                                            and Principal Accounting Officer)

                                           Date: August 13, 1998