Form 10-Q
period 1998-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1998-11-13
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to__________
                         Commission file number 1-13516

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       36-3973627
   -------------------------------                      --------------------
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

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of November 11, 1998 was 6,769,425 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                  Page (s)
                                                                                  --------

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  September 30, 1998 (Unaudited) and December 31, 1997               3

         Consolidated Statements of Operations
                  (Unaudited) - for the three and nine months ended
                  September 30, 1998 and 1997                                        4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the nine months ended
                  September 30, 1998 and 1997                                        5

         Notes to Condensed Financial Statements (Unaudited)                         6 - 7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                        7 - 9



PART II.  OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                                         10

   Signatures                                                                        10

    EXHIBIT II - Computation of Earnings Per Share                                   11


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           September 30, 1998     December 31, 1997
                                                           ------------------     -----------------
                                                               (Unaudited)
                          Assets
Current Assets:
   Cash                                                      $    344,972           $    196,010
   Accounts receivable, trade                                  11,808,269              9,468,624
   Inventories                                                 17,971,197             14,606,190
   Income taxes refundable                                        355,158                355,439
   Deferred income taxes                                        1,042,297              1,327,700
   Prepaid expenses and other current assets                      899,306                750,587
                                                             ------------           ------------
                                                               32,421,199             26,704,550
                                                             ------------           ------------
Property and Equipment, net                                     8,298,233              8,473,844
                                                             ------------           ------------
Other Assets:

   Goodwill, net                                                  312,889                243,996
   Other assets                                                   985,853                927,331
                                                             ------------           ------------
                                                                1,298,742              1,171,327
                                                             ------------           ------------
                                                             $ 42,018,174           $ 36,349,721
                                                             ============           ============
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                   $ 10,462,550           $  5,769,887
   Long-term indebtedness, current portion                        328,680                355,937
   Accrued expenses and other current liabilities               2,370,311              2,636,479
                                                             ------------           ------------
                                                               13,161,541              8,762,303
                                                             ------------           ------------
Long-term Liabilities:
   Revolving loan indebtedness                                 13,055,000             11,975,000
   12.25% subordinated debenture                                4,329,375              4,295,625
   Long-term indebtedness, non-current portion                  3,864,843              4,010,563
   Deferred income taxes                                          201,155                215,877
   Due to stockholders                                                  0                 21,064
                                                             ------------           ------------
                                                               21,450,373             20,518,129
                                                             ------------           ------------
Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,  $.01 par
   value, none issued or outstanding)                                   0                      0
   Common stock (authorized 15,000,000 shares, $.01 par
     value,  6,769,425 shares issued and
     outstanding)                                                  67,694                 67,694
   Additional paid-in-capital                                   8,240,980              8,217,889
   Retained earnings                                             (732,031)            (1,047,427)
   Foreign currency translation adjustments                      (170,383)              (168,867)
                                                             ------------           ------------
                                                                7,406,260              7,069,289
                                                             ------------           ------------
                                                             $ 42,018,174           $ 36,349,721
                                                             ============           ============

The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended September 30   Nine Months Ended September 30
                                                  -------------------------------   ------------------------------
                                                       1998            1997            1998           1997
                                                       ----            ----            ----           ----
Net sales                                         $ 16,137,125    $ 16,184,302    $ 50,135,323    $ 48,189,221
Cost of sales                                       12,722,478      12,708,017      39,468,850      37,772,658
                                                  ------------    ------------    ------------    ------------
Gross profit                                         3,414,647       3,476,285      10,666,473      10,416,563
Selling, general, and administrative expenses        2,856,251       3,029,551       8,487,085       8,738,455
                                                  ------------    ------------    ------------    ------------
Income from operations                                 558,396         446,734       2,179,388       1,678,108
                                                  ------------    ------------    ------------    ------------
Other expense:
   Provision for lawsuit settlement                          0               0        (151,000)        650,000
   Interest expense                                    557,653         436,429       1,606,990       1,251,649
   Other                                                  (589)         37,608          91,003           4,004
                                                  ------------    ------------    ------------    ------------
                                                       557,072         474,037       1,546,993       1,905,653
                                                  ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes          1,324         (27,303)        632,395        (227,545)
Income tax provision (benefit)                          77,599         (11,025)        316,999         (46,500)
                                                  ------------    ------------    ------------    ------------
Net income (loss)                                 $    (76,275)   $    (16,278)   $    315,396    $   (181,045)
                                                  ============    ============    ============    ============
Comprehensive income (loss)                       $    (16,161)   $     (8,063)   $    313,880    $   (205,966)
                                                  ============    ============    ============    ============
Earnings per share:
Basic:
Net income (loss) per share                       $      (0.01)   $      (0.00)   $       0.05    $      (0.03)
                                                  ============    ============    ============    ============
Weighted average number of common shares
outstanding                                          6,769,425       6,769,425       6,769,425       6,745,835
                                                  ============    ============    ============    ============
Diluted:
Net income (loss) per share                       $      (0.01)   $      (0.00)   $       0.05    $      (0.03)
                                                  ============    ============    ============    ============
Weighted average number of common shares
outstanding                                          6,769,425       6,769,425       6,771,359       6,745,835
                                                  ============    ============    ============    ============



The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Nine Months Ended September 30,
                                                                             ------------------------------------------

                                                                                   1998              1997
                                                                                   ----              ----
Cash flows from operating activities:
   Net income (loss)                                                           $   315,396    $  (181,045)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Depreciation and amortization                                                   940,584        929,043
   Provision for bad debts                                                          88,126        713,462
   Provision for lawsuit settlement                                               (151,000)       650,000
   Effect of exchange rate changes                                                  (1,516)       (24,920)
   Compensation expense for stock options                                           23,091        118,572
   Deferred income taxes and other                                                 304,431       (243,810)
   Changes in operating assets and liabilities:
      Accounts receivable, trade                                                (2,427,771)    (2,515,326)
      Inventories                                                               (3,365,007)     2,497,124
      Prepaid expenses and other current assets                                   (176,165)       417,584
      Other assets                                                                (356,242)       (71,112)
      Accounts payable, trade                                                    4,692,660     (3,156,730)
      Accrued expenses and other current liabilities                              (115,168)       158,559
                                                                               -----------    -----------
    Net cash (used in) operating activities                                       (228,581)      (708,599)
                                                                               -----------    -----------
Cash flows used in investing activities:
   Purchase of property and equipment                                             (508,416)      (532,123)
                                                                               -----------    -----------
   Net cash (used in) investing activities                                        (508,416)      (532,123)
                                                                               -----------    -----------
Cash flows from financing activities:
   Net increase (decrease) in revolving loan indebtedness                        1,080,000     (1,032,525)
   Proceeds on notes payable                                                             0        233,448
   Principal (payments) on notes payable                                          (172,977)    (1,138,259)
   Proceeds on 12.25% subordinated debentures                                            0      4,500,000
   Principal (payments) on subordinated notes                                            0       (950,000)
   Principal (payments) on loans from shareholders                                 (21,064)      (389,054)
                                                                               -----------    -----------
   Net cash provided by  financing activities                                      885,959      1,223,610
                                                                               -----------    -----------
Net increase (decrease) in cash                                                    148,962        (17,112)
Cash, beginning of period                                                          196,010         63,706
                                                                               -----------    -----------
Cash, end of period                                                            $   344,972    $    46,594
                                                                               ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                      $ 1,496,593    $ 1,042,397
                                                                               -----------    -----------
   Cash paid for income taxes                                                  $    31,315    $    62,272
                                                                               -----------    -----------

Supplemental disclosure of Noncash Investing and Financing
Activities - Warrants issued to debenture holder                               $         0    $   225,000
                                                                               -----------    -----------

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

2.   INVENTORIES
                                       September 30, 1998
                                       ------------------
     Finished goods                      $ 15,604,421
     Work in process                          212,264
     Raw materials                          2,154,512
                                         ------------
                                         $ 17,971,197

3.   BASIS OF PRESENTATION
Income Taxes
The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1997, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share because their inclusion would be anti-dilutive.

4.   LEGAL PROCEEDINGS
During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by the Trustee of the bankrupt Estate of First National Parts Exchange, Inc. ("the Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. A total of $5,100,000 in damages was sought. The Company recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997. Trial was held, and was concluded in January, 1998. On July 10, 1998, the U. S. Bankruptcy Court ruled that the vast majority of the Trustee's claims were invalid. The Company's liability for the two claims held as valid is approximately $499,000. The Company, therefore, recorded a favorable adjustment to the provision for loss of $151,000 (pretax) in the second quarter of 1998. The Trustee has appealed certain portions of the judgement and the Company has appealed certain portions of the $499,000 judgement against it, seeking a reduction of its liability.

5.   SUBORDINATED DEBENTURE
In connection with the sale of a $4,500,000 subordinated debenture on July 14, 1997, the Company issued a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding July 14, 1998, (the first anniversary of the debenture closing date). This warrant, therefore, is exercisable at approximately $0.87 per share from July 14, 1998 to July 14, 2003. The debenture holder also received an additional warrant to purchase 225,000 shares on August 14, 1998 at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the twenty days preceding the warrant issue date. Additional warrants will be issuable in five groups through August, 2001 provided the debenture remains outstanding.

6.   LASALLE NATIONAL BANK INDEBTEDNESS
The Company's credit agreement with LaSalle National Bank has an initial term ending May 1, 1999. LaSalle National Bank has issued a new terms proposal that includes, among other things, a termination date of May 1, 2000.

7.  BARTER TRANSACTION
In the third quarter, the Company entered into a barter transaction whereby it exchanged its right to a bankruptcy claim and certain inventory for barter credits to be used over a four year period toward various business expenditures. The Company valued the barter credits at the estimated fair market value of the assets exchanged. As a result, the Company reduced its bad debt expense by $125,000 which constitutes a recovery of the bankruptcy claim which was fully reserved as of December 31, 1997. The Company estimates that of the $495,730 recorded as barter credits, $165,250 or one third of the credits will be used within twelve months and therefore was classified as a current asset with the balance classified as long-term..


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATION AND FINANCIAL CONDITION 1

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

     Sales for the quarter of $16,137,125 were essentially flat as compared to the same quarter in 1997. This result was achieved despite decreased sales to APS, Inc., the Company's largest customer in 1997, which filed for bankruptcy in February, 1998 and to which the Company continues to sell on a post petition basis. The sales decrease attributable to APS, Inc. was approximately $600,000.

--------------------------------------------------------------------------------
1 Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Gross profits for the three months ended September 30, 1998 were $3,414,647 or 21.2% of net sales compared to $3,476,285 or 21.5% in the same period of 1997. The gross margin percentage was slightly lower in 1998 compared to 1997 due to competitive pressures.

     Selling, general and administrative expenses for the three months ended September 30, 1998 decreased by $173,300 or 5.7% from $3,029,551 for the third quarter of 1997 to $2,856,251. Selling, general and administrative expenses decreased principally due to a reduction in the provision for bad debts as described in Note 7 of Notes to Condensed Financial Statements and because of a decrease in distribution expenses due to a changing mix of customers.

     Other expense for the three months ended September 30, 1998 increased to $557,072 from $474,037 for the same period of 1997. The increase is attributable primarily to an increase in interest expense due to a higher average level of borrowing during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997.

     Net loss for the three months ended September 30, 1998 was $76,275 compared to net loss of $16,278 for the same period in 1997. This slight increase in net loss is attributed to higher interest expense and income tax provision offset by slightly lower selling, general and administrative expenses.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net sales for the nine months ended September 30, 1998 increased by $1,946,102 or 4.0% to $50,135,323. The sales increase is attributable to increased sales of brake products, primarily friction products, and sales from non brake warehouse "commodity" business and from the Company's Hungarian gray iron foundry.

     Gross profits for the nine months ended September 30, 1998 increased $249,910 or 4.5% to $10,666,473. The percent of gross profit for the nine month period was 21.3% compared to 21.6% for the same 1997 period. The increase in gross profits is due to increased sales for this nine month period offset slightly by decreased gross profit margin due to increased competitive pressures.

     Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased $251,370 or 2.9% to $8,487,085 from $8,738,455 for the same period in 1997. Such decrease was due primarily to an absence of abnormal bad debt charges as were recorded in the 1997 nine month to date period, a reduction in the provision for bad debts recorded in the third quarter of 1998 as described in Note 7 of Notes to Condensed Financial Statements, and because of a slight shift in the sales mix to non brake sales which requires less selling, general and administrative expense compared to brake sales.

     Other Expense for the nine months ended September 30, 1998 decreased by $358,660 to $1,546,993 from $1,905,653 for the same period of 1997. The decrease is attributable to a provision for lawsuit settlement of $650,000 (pretax) recorded in the first quarter of 1997 and a reduction in the provision in the second quarter of 1998 as described in Note 4 to the Condensed Financial Statements offset by (a) an increase in interest expense due primarily to higher average borrowings during the nine months ended September 30, 1998 compared to the same 1997 period (b) a higher interest rate with respect to the subordinated debenture issued in July, 1997, as compared to the financing it replaced, and
(c) an increase in foreign exchange losses due to unfavorable fluctuations in the Canadian dollar.

     Net income for the nine months ended September 30, 1998 was $315,396 compared to a net loss of $181,045 for the same period in 1997. This increase in net income is due to increased sales, lower selling, general and administrative expenses and a net lower other expense as described above.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 1998 was $228,581. This was due primarily to cash generated from operations ($1.52 million) which, coupled with cash generated through an increase in accounts payable ($4.7 million), nearly offset cash required to finance growth in accounts receivable ($2.4 million) and to increase inventories ($3.4 million) to a level the Company considers necessary.

     Net cash used in investing activities was $508,416, which is attributable primarily to acquisition of various items of tooling and manufacturing equipment. Net cash provided by financing activities was $885,959, consisting primarily of borrowings under the Company's revolving credit agreement.

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

     The Company uses software under license from various vendors. The Company learned that the software in use is either fully "Year 2000" compliant or, in one instance, will be fully "Year 2000" compliant in a upgrade version to be installed by the end of 1998. The software upgrade is provided by the software vendor at a cost of less than $10,000. Company personnel will test the upgrade software as to Year 2000 compliance in the first quarter of 1999. The Company has underway a survey of major vendors as to their year 2000 compliance. The survey is scheduled to be complete and results evaluated during January, 1999. In a highly unlikely worst case scenario in which a portion of the Company's computer systems fails to produce accurate data due to Year 2000, a temporary manual/personal computer system would be used until the software is corrected or until replacement software is installed. The Company believes that the cost of installation and testing will not have a material effect on its financial position or results of operations.

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

                           Date: November 13, 1998