Form 10-K405
period 1998-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1999-03-31
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                             Commission File Number
                                     1-13516

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                36-397362
------------------------------------                        --------------------
3350 North Kedzie, Chicago, Illinois                             60618-5722
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (773) 478-2323

Securities registered pursuant to Section 12(b) of the Act:


  Title of each class                  Name of each exchange on which registered

Units (One share Common Stock
and one Warrant)                                     Not listed for trading
---------------------------------------------        ---------------------------
                                                     The Chicago Stock Exchange,
Common Stock, $0.01 Par Value                        Nasdaq SmallCap Market
---------------------------------------------        ---------------------------
                                                     The Chicago Stock Exchange,
Redeemable Common Stock Purchase Warrants            Nasdaq SmallCap Market
---------------------------------------------        ---------------------------

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------


================================================================================
                                      None
                                (Title of Class)
--------------------------------------------------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    NO
                                              ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of March 23, 1999, was approximately $4,272,015.

         The number of shares of registrant's Common Stock, par value of $0.01 per share, outstanding as of March 23, 1999 was 6,784,810 shares.

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I   ................................................................................................1
         Item 1.   Business..............................................................................1
         Item 2.   Properties...........................................................................12
         Item 3.   Legal Proceedings....................................................................13
         Item 4.   Submission of Matters to Vote of Security Holders....................................13

PART II  ...............................................................................................13
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................13
         Item 6.   Selected Financial Data (in thousands, except for per share data)....................15
         Item 7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations .........................................................18
         Item 8.   Financial Statements and Supplementary Data..........................................22
         Item 9.   Changes in and Disagreements With Accounting and Financial Disclosure................22

PART III ...............................................................................................23
         Item 10.  Directors and Executive Officers of the Registrant...................................23
         Item 11.  Executive Compensation...............................................................23
         Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................23
         Item 13.  Certain Relationships and Related Transactions.......................................23

PART IV  ...............................................................................................23
         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................23


                                      (ii)

                                     PART I
ITEM 1.     BUSINESS(1)

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

          The Company also markets a premium line of brake rotors and friction products under its Ultimate trademark. The Ultimate product line is designed to compete at the high end of the market by providing exceptional quality and features at slightly lower prices than the established premium brands. The Ultimate product line, since its launch in 1997 has experienced double digit growth. All the friction product and the majority of the rotors in the Ultimate line are manufactured at the Company's manufacturing facilities.

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

          The Company is one of four U.S. based aftermarket disc brake rotor and drum manufacturers. The Company operates a facility in Laredo, Texas, which finishes raw rotor castings into finished products. In addition, the Company researches and develops proprietary friction formulations that are used at Toronto, Canada. In October 1995, it acquired a foundry in Budapest, Hungary which presently makes iron castings for numerous industries, but which could be capable of supplying brake rotors for the Company's internal requirements should certain significant additional equipment investment be made.

----------------
           (1) Some of the statements included in Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

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

          The Company has experienced significant growth in sales of brake rotors and other brake parts. Due to overall improvement of its brake parts business, sales in this category increased by $10.9 million or 26% to $53.1 million in 1998 compared to $42.1 million in 1996, the year the non-brake parts warehouse distributor business was liquidated. No assurance can be given that this percentage increase in sales will continue at such level in the future. The Company currently markets its UBP Universal Brake Parts line to warehouse distributors, mass market retailers, specialty, "under-the-car" distributors and national franchise and chain installers located throughout the United States and Canada, principally through the Company's salespeople, independent sales representatives and telemarketing. The Company has been named a primary private label brake rotor and drum supplier to several national buying groups.

          Net sales of brake parts and the related gross profit as a percentage of total net sales and gross profit increased to 83% and 87%, respectively, in 1998 compared to 66% and 81%, respectively, in 1996, the year the non-brake parts warehouse distribution business was liquidated.

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

          The Company's strategy is to capitalize on the increasing demand for brake parts and the higher gross margins on sales of such brake parts by expanding its brake parts manufacturing and distribution business. The Company believes that it can implement its expansion strategy by: (i) gaining additional market share of friction brake products; (ii) being a complete "value line" brake part supplier; (iii) possibly acquiring other specialty brake parts distributors; (iv) being a low cost producer of brake parts; (v) increasing its SKU coverage to existing customers; and (vi) building brand recognition through the Company's "Ultimate" brand brake parts (a premium product line). The Company may seek additional debt or equity financing to finance this expansion.

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

          (vii) September 1996 - the Company substantially liquidated its non-brake parts ware house/distribution division which enabled the Company to utilize the financial, warehouse and personnel resources previously used by such division in the Company's higher margin brake parts business. Liquidation was substantially completed by December 31, 1996;

          (viii) November 1996 - the Company acquired all of the assets of the MCI Automotive Division of Excel Industries which was in bankruptcy. Inventory was acquired at values substantially less than current market values and has been substantially sold. The Company also acquired a substantial number of additional brake rotor patterns and additional equipment to increase its manufacturing capacity; and

          (ix) The Company launches its premium brake category, Ultimate Brake Parts(TM) in November, 1997.

          The Company was incorporated in Delaware in January 1994 to act as a holding company for its direct and indirect subsidiaries including: (i) Universal Automotive, Inc., an Illinois corporation and the predecessor of the Company ("Universal"); (ii) UBP Canholdings, Inc., an Ontario, Canada corporation (which changed its name from 547647 Ontario Limited) which is the parent of Universal Brake Parts, Inc., an Ontario, Canada corporation (which changed its name from Aaron Automotive Industries, Inc.) (together, "UBP Canholdings") and International Discus Corporation, an Ontario, Canada corporation ("IDC"); and (iii) UBP Hungary Inc., a Delaware corporation, which is the parent company of UBP-Csepel Iron Foundry Kft., a Hungarian limited liability company ("UBP Hungary"). The Company conducts all of its operations through its subsidiaries. The Company's principal executive offices are located at 3350 North Kedzie, Chicago, Illinois 60618-5722, and its telephone number is
(773) 478-2323. Unless the context otherwise requires, the term the "Company" includes Universal Automotive Industries, Inc. and its direct and indirect subsidiaries, including its predecessor, Universal Automotive, Inc.

INDUSTRY OVERVIEW

General

          The automotive aftermarket is a mature industry undergoing rapid changes. Over the last seven years, there has been significant consolidation at the manufacturer and distributor level including several bankruptcies. Industry experts believe that consolidation activity will remain at a high level over the next several years.

          The automotive aftermarket will benefit from consolidation by enjoying improved operating efficiencies through reduction of duplicate overhead costs, improved absorption at manufacturing plants and reduced manufacturing costs. Aftermarket consumers will have less leverage as the number of suppliers diminishes. Domestic suppliers will have greater ability to compete with low cost offshore suppliers.

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

          Programmed distribution groups will have increased purchasing power. Traditional warehouse distributors aligned with major groups will prosper as a result of groups' "all or nothing" attitude when group members support a single manufacturer for given categories. This additional market power will lead to further consolidation as manufacturers' profit margins are compressed.

          National wholesale and retail chains will have increased purchasing power. Aggressive marketing by large, well financed chains results in reduced market prices, and an erosion of business to those traditional warehouse distributors and jobbers without a commercial base. These factors, in turn, fuel additional consolidation within the industry.

          Management expects private label brands will grow and erode traditional brand name equity. This movement should favor low cost producers who operate with a "value line" concept.

          The size of the automotive aftermarket will grow as the number of vehicles on the road increases due to improved engineering and increasing costs of vehicles. The average age of vehicles in use is increasing; the average age of all vehicles in 1997 was 9.3 years compared to 7.8 years in 1990. Also, the average number of miles driven per vehicle continues to grow.

          The Company believes that consolidation and related shifts in the automotive aftermarket offer substantial opportunity for the Company's "value line" concept of high quality, low cost replacement parts offered to a broad cross section of the market. The Company believes that it is well positioned to become the only acceptable full brake parts value line alternative to the three remaining major branded suppliers in the market segments served.

Brake System Replacement Parts

          The brake parts segment of the automotive aftermarket is the segment of the industry experiencing the most growth. While the overall market is growing at a rate of around 2.75% per year (following the total growth in the number of vehicles), the brake portion of the industry is enjoying growth of 5% to 6% per year. This larger growth rate is supported by several factors, including increasing wear and tear on brakes, changes in vehicle design, improved components (e.g., front wheel drive, semi-metallic disc pads, ABS braking systems), increased speed limits and an overall increase in the miles driven per year.

          Changes in vehicle design are the result of the introduction of front wheel drive vehicles in 1980. The mix of front to rear braking changed over the years from 60% front - 40% rear to as high as 85% front - 15% rear. This equates to much higher heat on the front rotors as they are forced to do much more of the braking, and as a result, increased wear on rotors.

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

          Increased speed limits have increased braking system usage. Speed limits in several sates have been increased from the 55 mph of the mid 1970's to as high as 75 in some states. This 36% increase in speed requires almost 300% more braking power to achieve the same stopping distance. In response to these increased demands placed on braking systems, vehicle manufacturers created anti-lock braking systems which electronically monitor the performance of each wheel to assure that is does not lock and skid, thus reducing the braking power of that wheel. This system rapidly activates and releases pressure on a wheel to keep it from locking up and skidding. This rapid action on the brake system tends to increase wear of the brake components.

          Specifications for bringing a vehicle to a complete stop from 60 mph have been reduced from 150 feet to 90 feet. To achieve this result, car manufacturers specify metallic brake pads which have shorter life and which, in turn, shorten the life of the brake rotor.

          Demands on the braking systems associated with these factors have increased dramatically (300% to 500%) while the basic design of the systems has remained relatively constant. The Company believes that the brakes category of the automotive aftermarket will continue to grow at the 5% to 6% level well into the next decade.

PRODUCTS

          The Company supplies a wide range of brake components to all levels of distribution. Company owned manufacturing facilities in both the U.S. and Canada produce brake drums and rotors as well as a full range of friction products, primarily disc brake pads and brake shoes. The Company purchases from unaffiliated vendors those products required to complete the product offering. The Company is one of four U.S. based aftermarket disc brake rotor and drum manufacturers and the only "value line" supplier with basic manufacturing capability. The Company's "value line" competitors do not have the breadth or scope of manufacturing capacity of the Company, and are, therefore, subject to the competitive disadvantages inherent in dependence upon third party suppliers.

          The development of this basic manufacturing capability has positioned the Company to compete with the established brand names in the industry by marketing a premium line of brake rotors and friction products under its Ultimate Brake Parts(TM) label. Consolidation in the distribution and manufacturing segments of the brake aftermarket has left customers with fewer and fewer alternatives. The Company believes that this will offer substantial opportunities for increasing market penetration in the future.

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

Distribution

          United States distribution is through two distribution facilities with the Chicago facility acting as the primary facility, and a redistribution warehouse in Southern California. Continuing growth in the distribution business will require additional space for the primary facility. Presently under consideration is possible relocation to a larger space within the Chicago area in 1999. The California facility was upgraded in 1997 to better service the growing west coast distribution.

          Canadian distribution is serviced through a primary facility in the Toronto metropolitan area, with small fee warehouse facilities servicing the west coast. A larger primary facility was leased in February 1999, to better service the Canadian program.

          The Company conducts a wholesale commodities operation from its headquarters facility in Chicago, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices. The Company makes large volume purchases of products on the open market, generally buying from foreign and domestic manufacturers and other warehouse distributors, and resells such products to other warehouse distributors, mass market retailers and jobbers. Such operations result in gross margins that are significantly lower than gross margins from the Company's other operations. However, they generally require minimal resources of the Company and do contribute to overall gross profit. There can be no assurance that future market conditions will be favorable to the Company's wholesale commodities operations or that the Company will continue to generate sufficient revenues or acceptable profit margins from such wholesale operations. For the years ended December 31, 1996, 1997, and 1998, net sales from the Company's wholesales commodities operations accounted for approximately 15%, 7% and 8% of the Company's total net sales, respectively, and 4%, 3% and 5% of the Company's total gross profits, respectively.

MANUFACTURING

          The Laredo, Texas rotor machining facility has a current capacity of approximately 750,000 units on a two shift basis. Through the acquisition of Excel Industries' MCI operation in 1996, approximately 200 foundry tools were acquired, which provided the base to manufacture approximately 210 different part numbers representing approximately 80% of the Company's total volume in the drum and rotor category.

The Company established a relationship with Waupaca Foundry, Inc. ("Waupaca") to supply raw castings as a result of its MCI acquisition. Waupaca is the premier rotor casting vendor in North America.

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

SUPPLIERS AND RAW MATERIALS

Suppliers

          Product selection and purchasing functions for the Company's U.S. brake parts business are centralized at the Company's headquarters in Chicago, Illinois. The Company purchases the brake part SKUs that it does not manufacture from over a dozen suppliers located throughout the world. Currently, the Company imports approximately 50% of its brake part inventories from suppliers located in the People's Republic of China, with the balance from various suppliers in Taiwan, Italy, the United States and Canada.

          Although certain suppliers may provide a majority or all of the Company's requirements for a particular product or product subcategory, no supplier accounted for more than 16% of the Company's U.S. total product purchases during 1998. The Company believes that the loss of any one or more of its suppliers would not have a material adverse effect on the Company and that alternative sources of supply are readily available at comparable prices in all product categories. The Company believes that its relationships with its suppliers are good.

Tariff

          The International Trade Commission ruled rotors sales from China materially injured U.S. rotor manufacturers. As a result of this affirmative determination, the U.S. Customs Service has imposed anti- dumping duties on certain Chinese suppliers. The dumping duties can be reviewed yearly if requested by a Chinese manufacturer or by a U.S. brake rotor manufacturer. Depending on the results of the investigation, the tariff may be decreased or increased. The dumping margins are plant specific and are retroactive to the importer of record; however, the Company is not the importer of record for this purpose.

Warranties

          The manufacturers of automotive aftermarket products typically provide replacement warranties, which the Company extends to its customers. In general, the Company is able to return to its suppliers' slower moving or overstocked items for full credit, and the Company typically exercises its discretion to extend this same policy to its customers.

Raw Materials

          The main components used in the Company's brake rotor manufacturing operations are raw iron castings. The Company primarily purchases raw castings from Waupaca. Waupaca is the largest producer of automotive rotor castings in North America. In addition to Waupaca, the Company purchases castings from several foundries in Canada.

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

COMPETITION

          The Company's markets are highly competitive. As a brake parts manufacturer and distributor, the Company competes directly with other brake part manufacturers and brake parts distributors, including Aimco and Raybestos/Brake Products (divisions of Dana Corporation), Wagner Brake Products (a division of Federal Mogul) and Bendix (a division of Allied Signal Co.), as well as numerous value line distributors specializing in one specific brake category.

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

          The Company's foundry operations in Budapest, Hungary compete in the European automotive and machine tool market. The foundry's largest customer has halted orders for castings used in end product destined for ultimate sale in Russia. The Company has been successful in replacing a portion of this volume and believes that it will secure the balance in 1999, although there can be no assurances that this volume will be completely replaced. The Company believes that there are fewer foundries competing in the European machine tool die casting business than in other areas of production.

TRADEMARK

          The Company believes that its labels, UBP (Universal Brake Parts) and Ultimate are important to its marketing efforts and a significant portion of the Company's net sales are derived from sales of brake parts which it markets under them. The UBP Universal Brake Parts and Ultimate Braking Power trademarks have been registered with the United States Patent and Trademark Office and Canadian Trademarks Office. There can be no assurance that prior registrations and/or uses of the trademark (or a confusingly similar mark) do not exist in the United States, in which case the Company might thereby be precluded from using such trademark in the United States. The Company can offer no assurance that the Company's trademark would be upheld if challenged or that the Company would not be prevented from using its trademark, both of which could have an adverse effect on the Company.

EMPLOYEES

          As of December 31, 1998, there were 457 full-time employees (161 in the United States, 123 in Canada and 173 in Hungary) employed at the Company's places of business in the United States, Canada and Hungary.

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

EXPANSION; POSSIBLE NEED FOR ADDITIONAL FINANCING

          The continued growth and financial performance of the Company will depend in part on the Company's ability to continue to expand its business through: (i) gaining additional market share for friction brake products; (ii) the purchase of additional manufacturing machinery and brake rotor patterns to increase the number of brake rotor SKUs the Company manufactures; (iii) the possible acquisition of other brake parts manufacturers or distributors on favorable terms; (iv) additional sales penetration of current customers; and (v) the successful operation of the Company's Hungarian foundry facility. While the Company regularly evaluates and discusses possible acquisitions, it has not entered into any binding agreement with any potential acquisition candidates, and there can be no assurance that it will be successful in locating suitable acquisition candidates or that any additional acquisitions will be consummated in the future. In addition, there can be no assurance that any operations that may be acquired can be effectively and profitably integrated into the Company. The Company's future results will be affected by its ability to manage its operations and growth effectively and to continue to obtain an adequate supply of quality brake parts on a timely and cost-effective basis to meet the growing demand for the Company's UBP Universal Brake Parts products. The Company can offer no assurance that any future expansion of its operations or acquisitions will not have an adverse effect on the Company's operating results, particularly during the periods immediately following any such expansion or acquisition. The Company will be required to seek additional financing to fund its expansion through acquisitions or the upgrade of existing facilities. The Company has no current commitments or arrangements for additional financing and there can be no assurance that additional financing will be available on acceptable terms, or at all. The Company may also issue Common Stock or other securities in connection with future acquisitions, resulting in additional dilution to existing stockholders.

LEGAL PROCEEDINGS

          Set forth in Item 4, Legal Proceedings below is a summary of the legal proceedings between the Company and First National Parts Exchange, Inc. (the "Estate"). The Company has reserved $301,000 as a loss reserve with respect to such lawsuit. There can be no assurance that such reserve is adequate. In the event a judgment in excess of such sum is entered in favor of the Estate pursuant to the Trustees' appeal, the Company will be required to pay or bond over (on appeal) against such judgment. There can be no assurance that the Company will have sufficient resources to cover any judgment in excess of its resources.

BANK FINANCING

          The Company has incurred significant indebtedness in connection with its operations. As of December 31, 1998 the Company's total consolidated indebtedness was approximately $21.4 million. A substantial portion of this indebtedness is secured by substantially all of the Company's assets (except the Hungarian foundry assets) and by a pledge of all of the outstanding capital stock of the Company's subsidiaries. As a result of such indebtedness, the Company (i) is prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in its efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of the Company's borrowings are at floating rates of interest.

          On July 14, 1997, the Company entered into a credit agreement with LaSalle National Bank for (i) a revolving line of credit of up to $20,000,000 based on eligible accounts receivable and inventory and (ii) a term loan in the initial amount of $4,450,000.

          The revolving credit facility, which is for an initial term ending May 1, 1999 bears interest at the bank's announced of prime rate plus 0.5% per annum, subject to an ongoing option to convert to an interest rate at LIBOR plus 2.5% per annum. The term loan is payable in monthly principal installments of $24,722, with a balloon payment of $2,966,666 due on May 1, 2002, and bears interest at prime plus 0.75% per annum.

          On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation and now known as Finova Mezzanine Capital Corporation), calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date, computed to be $.83 per share. On each of August 14, 1998 and February 14, 1999, Tandem received warrants to purchase an additional 225,000 shares of common stock. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on August 14, 1999, August 14, 2000 and August 14, 2001; provided, that if the debenture is prepaid before any scheduled warrant issue date, than all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date.

DEPENDENCE UPON KEY PERSONNEL

          The Company's continued success will depend to a significant degree upon the efforts and abilities of its senior management, in particular, Arvin Scott, its President and Chief Executive Officer, and Yehuda Tzur, its Chairman of the Board, respectively. The loss of the services of Mr. Tzur or Mr. Scott could have a material adverse effect on the Company. The Company has employment agreements with each of these individuals. The Company maintains, and intends to continue to maintain, key man term life insurance policies covering the life of each of Mr. Tzur or Mr. Scott in the amount of $1,000,000 each, the proceeds of which would be payable to the Company.

ACQUISITION OF HUNGARIAN FOUNDRY

          In October 1995 the Company acquired the assets of Csepel Iron Foundry Works, a producer of high quality gray iron and ductile iron casting products, located in Budapest, Hungary. Csepel Iron Foundry Works has been a supplier of gray iron and ductile castings to the machine tool, transport and automotive industries in Europe for over 50 years. The Company is operating the foundry facility in its existing location and retained the existing management and manufacturing staff. The Company has renovated the foundry to improve its existing manufacturing facilities. The Company can offer no assurance that its foundry operations will not require the Company to expend a substantial amount of funds to be successful.

          The Company's investment in the Hungarian facility involves certain special risks not usually associated with an investment in a U.S. company, including risks related to: (i) greater social, economic and political uncertainty and instability of its customer base; (ii) certain restrictions on foreign investment and repatriation of capital; (iii) exchange control regulations; (iv) currency exchange rate fluctuations, which may increase the costs associated with conversion of the investment principal and income from one currency to another; (v) higher rates of inflation; (vi) greater governmental involvement in the economy; and (vii) the application of certain environmental regulations to the foundry property.

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

NO DIVIDENDS

          The Company does not currently intend to declare or pay any cash dividends on its Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development and expansion of its business. Moreover, the Company's bank lines of credit prohibit the declaration and payment of cash dividends. Prospective investors should not expect the Company to pay dividends on its Common Stock until such time, if any, that the Company is able, if at all, to obtain a release of the prohibition on the payments of dividends imposed by the terms of its credit facilities. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors, including the Company's contractual obligations.

EXERCISE OF WARRANTS

          The 1,495,000 Units sold by the Company in connection with its initial public offering ("IPO") in December 1994 were comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Warrants") entitling the holder thereof to purchase one share of Common Stock at an exercise price of $7.00 per Share, subject to certain adjustments, at any time until December 15, 1999, unless previously redeemed. In connection with the IPO, the Company issued warrants (the "Underwriter's Warrants") entitling the Underwriter to purchase from the Company, at an exercise price per Underwriter's Warrant of $7.25, up to 130,000 Units comprised of one share of Common Stock and one Warrant. On January 24, 1996, the Underwriter and its assignees exercised the Underwriter's Warrants then held (an aggregate of 130,000 Warrants). Based on the Underwriting Agreement, the holders of such Underwriter's Warrants elected to exchange shares of Common Stock (78,675 shares) whose then current market value was equal to the total required exercise price of $942,500 (130,000 units at $7.25). Thus, an additional 51,325 shares of Common Stock were issued to the Underwriter, (or certain employees thereof, who had been assigned certain of such Underwriter's Warrants) without any cash consideration to the Company. The exercise price of the Underwriter's Warrants included in such units is 160% of the exercise price $(7.00) of the aforementioned warrants issued to the public (or $11.20). Such Warrants have not yet been exercised.

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

ITEM 2.      PROPERTIES

          The following table sets forth the general location, principal uses and approximate size of the Company's principal properties and whether such properties are leased or owned:


================================================================================================
                                                                          APPROXIMATE     LEASED
                                                                              AREA          OR
               LOCATION                              USE                 IN SQUARE FEET   OWNED
------------------------------------------------------------------------------------------------
Chicago, Illinois                Company headquarters, executive            126,000       Owned
                                 and sales offices and full-service
                                 warehouse

Budapest, Hungary                Foundry                                    270,000       Owned

North York, Ontario, Canada      Executive and sales offices, brake          46,000       Leased
                                 shoe manufacturing  and specialty
                                 brake parts warehouse

Los Angeles, California          Specialty brake parts warehouse             33,600       Leased

North York, Ontario, Canada      Conventional and integrally                 32,800       Leased
                                 molded brake pad manufacturing

Laredo, Texas                    Brake parts manufacturing                   50,000       Leased
================================================================================================

          The Company's headquarters facility located in Chicago, Illinois, which is owned by the Company, is mortgaged to secure borrowing under the Company's revolving credit facility and certain other indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The warehouse portion of the Company's headquarters facility (approximately 110,000 square feet) is currently fully utilized. The Company believes that it has outgrown its headquarters facility and is negotiating to lease a larger facility and to sell its Chicago facility. There can be no assurance that negotiations will be successful or that a larger facility can be obtained or leased on cost effective terms.

          The Company leases the North York, Ontario executive office and warehouse facility from an unaffiliated party for approximately $173,000 per year, originally expiring in February 1999. This North York, Ontario lease was renewed for approximately $180,000 per year, expiring in April, 2000 and will be used for friction manufacturing. In February, 1999, the Company leased a 45,000 square foot facility in

Mississauga, Ontario to serve as an executive office and distribution facility. This facility is leased from an unaffiliated party for approximately $180,000 per year, expiring in December, 2002.

          The Company leases its specialty brake parts warehouse facility located in Los Angeles, California, from an unaffiliated party for approximately $135,000 per year, expiring in August 1999. The Company leases the North York, Ontario brake pad manufacturing facility from an unaffiliated party for approximately $140,000 per year, expiring in June 2000.

          The Company leases its Laredo, Texas manufacturing facility from an unaffiliated party for approximately $121,500 per year, expiring in December 2000. The Company believes that this facility will provide adequate capacity for the Company's currently anticipated brake rotor manufacturing operations.

ITEM 3.      LEGAL PROCEEDINGS

          During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court by a Trustee of the bankrupt estate of First National Parts Exchange, Inc. (the "Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Company recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997.

          On July 10, 1998, after a trial held in the Bankruptcy Court, the Bankruptcy Court ruled that the vast majority of the Trustee's claims were invalid. The Company's liability for the claims held as valid was approximately $499,000, for which the Company paid approximately $198,000 in 1998. As a result, the Company recorded benefit for lawsuit settlement of $151,000 (pre-tax) in the second quarter of 1998. The Trustee has appealed certain portions of the judgement and the Company has appealed certain portions of the $499,000 judgement against it, seeking a reduction of its liabilities. While the Trustee's claim involves substantial amounts, it is the opinion of management that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations. There can be no assurances as to the outcome of the appeal.

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

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

          The Common Stock is listed on the Nasdaq SmallCap Market under the symbol "UVSL" and on The Chicago Stock Exchange under the symbol "UVS." The Redeemable Common Stock Purchase Warrants are listed on the Nasdaq SmallCap Market under the symbol "UVSLW" and on The Chicago Stock Market under the symbol "UVSWS." The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock and for the Redeemable Common Stock Purchase Warrants as reported by the Nasdaq SmallCap Market on a quarterly basis, for the years 1997 and 1998. The Common Stock and the Redeemable Common Stock Purchase Warrants were initially listed on the Nasdaq SmallCap Market and on The Chicago Stock Exchange on December 15, 1994.


COMMON STOCK
                                                                                            HIGH          LOW
                                                                                            ----          ---
     1998
       First Quarter.....................................................................  $  1.91      $ .91
       Second Quarter....................................................................     1.50       1.00
       Third Quarter.....................................................................     2.00        .75
       Fourth Quarter....................................................................     1.69        .50

     1997
       First Quarter.....................................................................  $  3.25     $ 1.82
       Second Quarter....................................................................     3.44       1.38
       Third Quarter.....................................................................     3.25       2.31
       Fourth Quarter....................................................................     2.56       1.84


REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                                                                              HIGH        LOW
                                                                                              ----        ---
     1998
       First Quarter.....................................................................  $   .28     $  .25
       Second Quarter....................................................................      .25        .16
       Third Quarter.....................................................................      .25        .09
       Fourth Quarter....................................................................      .19        .06


     1997
       First Quarter.....................................................................  $   .94     $  .38
       Second Quarter...................................................................       .63        .25
       Third Quarter....................................................................       .56        .34
       Fourth Quarter...................................................................       .34        .25


          As of March 23, 1999, there were approximately 850 beneficial holders of the Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

          The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data at December 31, 1998 and 1997 are derived from the audited financial statements of the Company included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited financial statements not included herein. The pro forma data are based on the circumstances described in the accompanying footnotes.

                                                                    (in thousands except for per share data)
                                                                            Years Ended December 31, (1)
                                                    -----------------------------------------------------------------------
                                                        1998          1997            1996           1995           1994
                                                    -----------    -----------    -----------    -----------    -----------
Statement of Operations Data:
Net sales .......................................   $    63,868    $    61,267    $    63,060    $    46,815    $    39,712
Cost of sales ...................................        50,796         48,251         51,785         38,748         33,405
                                                    -----------    -----------    -----------    -----------    -----------
  Gross profit ..................................        13,072         13,016         11,275          8,067          6,307
Selling, general and administrative
  expenses ......................................        11,244         13,764         10,599          7,219          4,998
                                                    -----------    -----------    -----------    -----------    -----------
  Income (loss) from operations .................         1,828           (748)           676            848          1,309
                                                    -----------    -----------    -----------    -----------    -----------

Other expense (income):
  Provision (Benefit) for lawsuit settlement ....          (151)           650              0              0              0
  Interest expense ..............................         2,151          1,727          1,184            843            689
  Loss (Gain) on disposition of assets ..........             0             12            (44)            (4)            70
  Other .........................................            95             19            (70)           (23)           (53)
                                                    -----------    -----------    -----------    -----------    -----------
                                                          2,095          2,408          1,070            816            706
                                                    -----------    -----------    -----------    -----------    -----------

Income (loss) before provision for income
  taxes and cumulative effect of accounting
  change ........................................          (267)        (3,156)          (394)            32            603
Income tax provision (benefit) (2) ..............           (86)        (1,070)            99             32            129
                                                    -----------    -----------    -----------    -----------    -----------

Income (loss) before cumulative effect of
accounting change ...............................          (181)        (2,086)          (493)            64            474
Cumulative effect of accounting change (4) ......             0              0              0              0             47
                                                    -----------    -----------    -----------    -----------    -----------
Net income (Loss) for period ....................   $      (181)   $    (2,086)   $      (493)   $        64    $       521
                                                    ===========    ===========    ===========    ===========    ===========

Earnings per share (3):
  Basic:
         Net income (loss) per common share: ....    $    (0.03)   $     (0.31)   $     (0.07)   $      0.01
         Weighted average number of common
         shares outstanding .....................     6,769,425      6,751,732      6,647,796      6,500,000
Diluted:
         Net income (loss) per common share .....    $    (0.03)   $     (0.31)   $     (0.07)   $      0.01
         Weighted average number of common
         shares outstanding .....................     6,769,425      6,751,732      6,647,796      7,129,966


Pro forma income per share (2):
  Income before provision for income taxes
   and cumulative effect of accounting change....                                                               $      603
  Income tax provision...........................                                                                      128
                                                                                                                ----------

  Income before cumulative effect
   of accounting change..........................                                                                      475
  Cumulative effect of accounting change.........                                                                       46
                                                                                                                ----------
Net income.......................................                                                               $      521
                                                                                                                ==========
Basic and Diluted Net income per common
  share before cumulative effect adjustment......                                                               $      .10
  Cumulative effect adjustment...................                                                                      .01
                                                                                                                ----------

  Net income (loss) per share (3)................                                                               $      .11
                                                                                                                ==========

  Weighted average number of common shares
  outstanding (3)................................                                                                4,918,630
                                                                                                                ==========


                                                    ------------------------------------------------------------
                                                                                       December 31, (1)
                                                                           -------------------------------------
                                                      1998         1997      1996         1995           1994
                                                    --------     -------   --------    ----------     ----------
Balance Sheet Data:
  Working capital.................................  $ 18,108     $17,980   $ 14,268    $  14,327      $  11,630
  Total assets....................................    38,929      37,075     38,027       26,416         23,464
  Long-term liabilities, less current portion.....    21,212      20,555     17,782       12,085          7,711
  Total stockholders' equity......................     6,497       7,069      8,856        8,559          8,012


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

(2) For the period beginning on and after January 1, 1992 and terminating on April 30, 1994, Universal elected to be treated as an "S Corporation" under the Internal Revenue Code of 1986, as amended, whereby income or loss of the Company is allocated to its stockholders, by inclusion in their respective individual income tax returns. Accordingly, no liability or provision for federal income taxes is reflected for Universal for the period from January 1, 1994 through April 30, 1994. The pro forma income per share adjustment for the year ended December 31, 1994 reflects a provision for federal income taxes as if the Company were a "C Corporation" rather than an S Corporation for such periods. See Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 and Note 7 of the Notes to the Company's Consolidated Financial Statements.

(3) For the year ended December 31, 1994, common shares outstanding are based on the weighted average number of shares outstanding during the year. For the years ended December 31, 1995, 1996, 1997 and 1998, "Basic Earnings per Share" is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December 31, 1996, 1997 and 1998, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. All options and warrants are omitted from the computation of diluted earnings (loss) per share because the options and warrants are antidilutive when net losses are reported. See Note 2 of the Notes to the Company's Consolidated Financial Statements.

(4) In 1994 the Company changed its method of determining inventory costs for financial reporting purposes to include capitalization of inbound customs and transportation costs. The cumulative effect on prior years of this change was $47 (net of income taxes of $29).

(5) Certain 1995 and 1994 selling, general and administrative expenses have been reclassified to cost of sales to conform to 1996, 1997 and 1998 classifications, without affecting income from operations. Other reclassifications of certain 1995 items have been made to conform to 1996, 1997 and 1998 classifications.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

         Net sales for the year ended December 31, 1998 increased by $2,601,527 or 4% to $63,868,466 from $61,266,939 in 1997. The Company's sales of the core brake parts business increased by 3% compared to 1997, due to increased penetration of the friction products segment of the automotive aftermarket, rapid customer acceptance of the Company's "Ultimate" brake products and aggressive pricing which secured new customers.

         Gross profit for the year ended December 31, 1998 was $13,072,283, an increase of $56,141, or essentially flat when compared to 1997 gross profit of $13,016,142. Gross profit margin for the year ended December 31, 1998 decreased to 20.5% from the 1997 level of 21.2%. This decrease is attributable to operating the Hungarian foundry at lower levels in the fourth quarter of 1998 compared to 1997 due to reduced orders from a major foundry customer for product destined to Russia and to aggressive pricing to attract new customers.

         Selling, general and administrative expenses for year ended December 31, 1998 decreased to $11,244,410 from $13,763,676 in 1997 or 18%. The decrease is due principally to lower bad debt provision in 1998 compared to 1997 which included a bad debt provision for APS, Inc., once a major customer, which filed for bankruptcy in February, 1998.

         Income (loss) from operations for the year ended December 31, 1998 increased $2,575,407 to income of $1,827,873 from a loss of $747,534 in 1997.
This increase is due to higher sales in 1998 and lower selling, general, and administrative expenses due primarily to a lower provision for bad debts in 1998.

         Other expenses for the year ended December 31, 1998 decreased $313,801 to $2,094,437 from $2,408,238 in 1997. Interest expense increased $423,509 or 25% to $2,150,882 from $1,727,373 in 1997. This increase is due to increased borrowings in 1998 compared to 1997 used for working capital purposes to support increased brake sales. Other expense includes a provision for settlement of a lawsuit initially recorded in the first quarter of 1997 in the amount of $650,000 (pretax) and a reduction $151,000 (pretax) recorded in the second quarter of 1998 reflecting the verdict rendered. The lawsuit is more fully described in the Company's Notes to Consolidated Financial Statements.

         (Loss) before provision for income taxes for the year ended December 31, 1998 decreased by $2,889,208 to a loss of $266,564 from a loss of $3,155,772 in 1997. Net loss for the year ended December 31, 1998 decreased by $1,905,249 to a net loss of $180,643 from a loss of $2,085,892 in 1997.
These changes result from the factors discussed above.

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

         For the year ended December 31, 1998, capital expenditures totaled approximately $511,000, consisting primarily of (i) the acquisition of brake friction manufacturing machinery and equipment and (ii) the acquisition of machinery, equipment, and additional brake rotor patterns.

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

         The Company has incurred significant indebtedness to date in connection with its operations. As of December 31, 1998 the Company's total consolidated indebtedness was approximately $21.4 million. A substantial portion of this indebtedness is secured by substantially all of the Company's assets (except the Hungarian foundry assets) and by a pledge of all of the outstanding capital stock of the Company's subsidiaries. As a result of such indebtedness, the Company (i) is prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in its efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of the Company's borrowings are at floating rates of interest.

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

         On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation and now known as Finova Mezzanine Capital, Inc.), calling for payments of interest only at 12.25% per annum through maturity on July 14, 2002. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date, computed to be $0.83 per share. On each of August 14, 1998 and February 14, 1999, Tandem received warrants to purchase an additional 225,000 shares of common stock. Tandem will also receive warrants to purchase an additional 225,000 shares of common stock on the 14th of each of the following months: August 1999; August 2000; and August 2001; provided that if the debenture is prepaid before any scheduled warrant issue date except August 1998, then all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date.

         The Company believes that cash generated from operations, borrowings under the Company's bank line of credit and credit from its suppliers is sufficient to fund its working capital requirements and capital expenditures through 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued, which the Company was required to adopt effective January 1, 1999. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Because the Company's use of derivatives in the past has been limited, management does not believe the effect of adopting SFAS 133 will have any material effect in its financial position or results of operations.

"YEAR 2000" COMPLIANCE

          The Company has reviewed the information technology ("IT") and non-IT systems and related software in use throughout its operations is that could be affected by the Year 2000 issue. The Year 2000 issue the result of computer programs being written using two digits rather than four to define the applicable year. Thus, time sensitive software may recognize a date using the digits "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculation.

IT SYSTEMS

          The Company has three major IT systems, the software for which has been licensed from various IT vendors: a system that processes and controls sales, inventory, and warehouse operations for its North American distribution business; an accounting system for its North American business; and an integrated business/accounting system for its Hungarian foundry.

          The distribution business IT system requires a software upgrade from the vendor to be Year 2000 compliant. The Company chose to upgrade its computer hardware and operating system prior to installing the software upgrades to take advantage of more efficient computer operations and robust capabilities the new operating system offers. The new hardware and operating system has been installed and migration to the fully Year 2000 compliant software upgrades are scheduled to be completed by June 30, 1999. The cost of the new hardware and operating system software is approximately $75,000. The upgrade version of the software is provided by the vendor under a maintenance agreement.

          The accounting system in use for the North American business has been certified as Year 2000 compliant by the software publisher for the versions in use. No additional costs are anticipated for this system.

          The Year 2000 upgrade needed for the integrated business/accounting system in use at the Hungarian foundry has been installed and has been provided by the software vendor under a maintenance agreement.

NON-IT SYSTEMS

          The Company has considered the risk that the Year 2000 issue may adversely affect non-IT systems in use. In several instances, the provider of outside services has certified Year 2000 compliance (i.e. banking, payroll processing, etc.) The Company believes that the manufacturing processes are not subject to Year 2000 risk due to the nature of the processes and machines in use. The Company also believes that the impact of other non-IT systems not being Year 2000 compliant would be minimal.

THIRD PARTY ISSUES

          The Company is currently addressing the Year 2000 readiness of third parties whose business interruption could have a material adverse affect on our business. Significant vendors and customers are being surveyed to ascertain their plans for Year 2000 readiness. The survey is planned to be complete and results evaluated by June 30, 1999.

          In a highly unlikely worst case scenario in which a portion of the Company's computer system fails to produce accurate data due to Year 2000, a temporary manual/personal computer system would be used until the software is corrected or until replacement software is installed.

          Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our Year 2000 readiness efforts as planned could have a material adverse impact on the Company's results of operations, financial condition and cash flows in 2000 and beyond.



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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this Item 10 is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 1999 (the "1999 Proxy Statement") under the sections captioned "Election of Directors," "Executive Officers," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         The response to this Item 11 is set forth in the Company's 1999 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item 12 is set forth in the Company's 1999 Proxy Statement under the section captioned "Share Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item 13 is set forth in the Company's 1999 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     List of documents filed:

         (1)     Financial Statements:

         UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:

                 Independent Auditors' Reports..............................................   F-3

                 Consolidated Balance Sheets as of December 31, 1998 and 1997...............   F-4

                 Consolidated Statements of Operations for the years ended
                   December 31, 1998, 1997 and 1996.........................................   F-5

                 Consolidated Statements of Changes in Stockholders' Equity
                   for the years ended December 31, 1998, 1997 and 1996.....................   F-6

                 Consolidated Statements of Cash Flows for the years ended
                   December 31, 1998, 1997 and 1996.........................................   F-7 to F-8

                 Notes to Consolidated Financial Statements.................................   F-9 to F-21

         (2)     Financial Statement Schedules:

                 Independent Auditors' Report.............................................     S-1

                 Schedule I -- Condensed Financial Information of Registrant..............     S-2 to S-4

                 Schedule II -- Valuation and Qualifying Accounts.........................     S-5

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

         10.19 Lease Agreement, dated June 1994, between 2800 Talman and UA. (Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.20 Staff Leasing Agreement, dated February 1, 1994 by and between UA and Alternative Employment Strategies, Inc. (Exhibit 10.24 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.21 Amendment to Staff Leasing Agreement, dated September 1, 1994, by and between UA. and Alternative Employment Strategies, Inc. (Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.22 Merchandizing and Service Agreement, dated March 1992, by and between UA and the Association of Muffler Dealers, Inc. (Exhibit 10.26 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.23 Employment Agreement, dated May 5, 1994, by and between UA and Yehuda Tzur (Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.24 First Amendment to Employment Agreement, dated December 14, 1994, between UA and Yehuda Tzur (Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 33- 85162) as filed with the SEC on October 14, 1994)*

         10.25 Employment Agreement, dated May 5, 1994, by and between UA and Arvin Scott (Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.26 First Amendment to Employment Agreement, dated December 14, 1994, between UA and Arvin Scott (Exhibit 10.30 to the Company's Registration Statement on Form S-1 (No. 33- 85162) as filed with the SEC on October 14, 1994)*

         10.27 Employment Agreement, dated May 5, 1994, by and between UBP Canholdings Industries Inc. and Eric Goodman (Exhibit 10.31 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.28 First Amendment to Employment Agreement, dated December 14, 1994, by and between UBP Canholdings Industries Inc. and Eric Goodman (Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14,
                 1994)*

         10.29 Employment Agreement, dated May 5, 1994 by and between UA and Reuben Gabay (Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.30 First Amendment to Employment Agreement, dated December 14, 1994 by and between UA and Reuben Gabay (Exhibit 10.34 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.31 Employment Agreement, dated May 5, 1994 by and between UA and Sami Israel (Exhibit 10.35 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         10.32 First Amendment to Employment Agreement, dated December 14, 1994 by and between UA and Sami Israel (Exhibit 10.36 to the Company's Registration Statement on Form S-1 (No.
                 33-85162) as filed with the SEC on October 14, 1994)*

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

---------------

* These exhibits are incorporated herein by reference to the registration statement referenced after each exhibit next to which an asterisk appears.

+        Indicates executive compensation plans and arrangements.

         (b)     Reports on Form 8-K

         The Company filed no reports of Form 8-K during the fourth quarter of 1998.

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

Date:   March 30, 1999


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.


         Signatures                              Title                                       Date
         ----------                              -----                                       ----
/s/ Arvin Scott                          Chief Executive Officer, President and
------------------------------------     Director (Principal Executive Officer)           March 30, 1999
    Arvin Scott

/s/ Jerome J. Hiss                       Chief Financial Officer (Principal Financial
------------------------------------     Officer and Principal Accounting Officer)        March 30, 1999
    Jerome J. Hiss

/s/ Yehuda Tzur                          Director                                         March 30, 1999
------------------------------------
    Yehuda Tzur

/s/ Sami Israel                          Director                                         March 30, 1999
------------------------------------
    Sami Israel

/s/ Sheldon Robinson                     Director                                         March 30, 1999
------------------------------------
    Sheldon Robinson

/s/ Sol S. Weiner                        Director                                         March 30, 1999
-------------------------------------
    Sol S. Weiner

/s/ Dennis Kessler                       Director                                         March 30, 1999
------------------------------------
    Dennis Kessler

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.



                       FINANCIAL STATEMENTS AND SCHEDULES

                                December 31, 1998



                                FORMING A PART OF
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                                    FORM 10-K
                                       OF
                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                               TABLE OF CONTENTS

                                                                    Page


INDEPENDENT AUDITORS' REPORT                                      F - 2 to F - 3


FINANCIAL STATEMENTS:
  Consolidated Balance Sheets, December 31, 1998 and 1997
    (Exhibit A)                                                   F - 4

  Consolidated Statement of Operations, Years Ended
    December 31, 1998, 1997 and 1996 (Exhibit B)                  F - 5

  Consolidated Statements of Changes in Stockholders' Equity,
    Years Ended December 31, 1998, 1997 and 1996
    (Exhibit C)                                                   F - 6

  Consolidated Statement of Cash Flows, Years Ended
    December 31, 1998, 1997 and 1996 (Exhibit D)              F - 7 to F - 8

    Notes to the Financial Statements                         F - 9 to F - 21

ADDITIONAL FINANCIAL DATA:

   Independent Auditors' Report on Schedules                      S - 1

   Condensed Financial Information of Registrant (Schedule I) S - 2 to S - 4

    Valuation and Qualifying Accounts (Schedule II)               S - 5

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Universal Automotive Industries,  Inc.

We have audited the accompanying consolidated balance sheets of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain of the Company's wholly owned foreign subsidiaries (Note 1) which statements reflect aggregate total assets of $4,301,530 and $4,099,889 as of December 31, 1998 and 1997 and aggregate total revenue of $5,616,393, $5,446,085 and $16,250,090 for each of the respective three years in the period ended December 31, 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Chicago, Illinois
March 12, 1999

                          [ARTHUR ANDERSEN LETTERHEAD]

       THIS IS THE ENGLISH TRANSLATION OF THE HUNGARIAN ORIGINAL (NOTE 0)

                          INDEPENDENT AUDITORS' REPORT

To the quotaholder of UBP-Csepel Iron Foundry Kft.:

We have audited the accompanying balance sheet of UBP-Csepel Iron Foundry Kft. ("the Company") as at 31 December 1998, which shows total assets of HUF'000 643,688 and a retained result for the year of HUF'000 317,422 profit, the related statement of operations for the year then ended and the supplement (collectively "the financial statements") included in the Company's 1998 Annual Report. The Annual Report, comprising the financial statements and a Business Report, is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. In addition, it is our responsibility to assess whether the accounting information in the Business Report is consistent with that contained in the financial statements.

We have also audited the Company's Annual Report for the year ended 31 December 1997 and issued an unqualified opinion. Reference is made to our Auditors' Report dated 13 February 1998.

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

In our opinion, except for the effects, if any, of resolutions that might be adopted at the forthcoming Quotaholder's Meeting, the Annual Report has been prepared in accordance with the provisions of the Act on Accounting and accounting principles generally accepted in Hungary and gives a true and fair view of the financial position of the UBP-Csepel Iron Foundry Kft. as of 31 December 1998 and of the results of its operations for the year then ended.

Budapest, 19 February 1999

(The original Hungarian language version has been signed.)

Judit Szilagyi                                          Hajnalka Szarvas
Arthur Andersen Audit Kft.                              Registered Auditor
MKVK-000023                                             MKVK-005105

                                                                       Exhibit A

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                          Consolidated Balance Sheets
                           December 31, 1998 and 1997



                Assets                                                                    1998                 1997
                                                                                      ------------        ------------

Current Assets:
   Cash                                                                               $    347,626        $    196,010
   Accounts receivable, trade (net of allowance for doubtful
     accounts of $515,237 and $1,900,455 in 1998 and 1997)                              10,553,136           9,468,624
   Inventories (Notes 2 and 3)                                                          16,101,634          15,294,210
   Income taxes refundable (Note 7)                                                        234,225             355,439
   Deferred income taxes (Note 7)                                                        1,062,800           1,365,000
   Prepaid expenses and other current assets                                             1,027,198             750,587
                                                                                      ------------        ------------
                                                                                        29,326,619          27,429,870
                                                                                      ------------        ------------

Property and Equipment (net of accumulated
  depreciation--Notes 2 and 3)                                                           8,210,547           8,473,844
                                                                                      ------------        ------------
Other Assets:
   Goodwill, net of accumulated amortization of
     $106,682 and $78,631 in 1998 and 1997 (Note 2)                                        305,945             243,996
   Deferred income taxes (Note 7)                                                          145,200                   0
   Other assets                                                                            940,219             927,331
                                                                                      ------------        ------------
                                                                                         1,391,364           1,171,327
                                                                                      ------------        ------------
                                                                                      $ 38,928,530        $ 37,075,041
                                                                                      ============        ============

                Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable, trade                                                            $  6,910,313        $  5,769,887
   Long-term indebtedness, current portion (Note 6)                                        321,500             355,937
   Accrued expenses and other current liabilities                                        3,987,300           3,324,499
                                                                                      ------------        ------------
                                                                                        11,219,113           9,450,323
                                                                                      ------------        ------------
Long-term Liabilities:
   Revolving loan indebtedness (Note 5)                                                 12,910,000          11,975,000
   Long-term indebtedness, noncurrent portion (Note 6)                                   3,784,340           4,010,563
   Subordinated debenture (Note 4)                                                       4,340,625           4,295,625
   Deferred income taxes (Note 7)                                                          177,072             253,177
   Due to stockholders (Note 9)                                                                  0              21,064
                                                                                      ------------        ------------
                                                                                        21,212,037          20,555,429
                                                                                      ------------        ------------
Commitments and Contingencies (Notes 5, 8 and 10)
Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares, $.01
     par value, none issued or outstanding)                                                      0                   0
   Common stock (authorized 15,000,000 shares,
     $0.01 par value, 6,769,425 shares issued and
     outstanding)                                                                           67,694              67,694
   Additional paid-in capital                                                            8,257,398           8,217,889
   Accumulated deficit                                                                  (1,228,070)         (1,047,427)
   Accumulated other comprehensive loss                                                   (599,642)           (168,867)
                                                                                      ------------        ------------
                                                                                         6,497,380           7,069,289
                                                                                      ------------        ------------

                                                                                      $ 38,928,530        $ 37,075,041
                                                                                      ============        ============


         The accompanying notes are an integral part of this statement.

                                                                       Exhibit B

                     UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                     Consolidated Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996


                                                                 1998               1997              1996
                                                            --------------     --------------   --------------
Net Sales                                                   $  63,868,466      $  61,266,939    $  63,059,515

Cost of Sales                                                  50,796,183         48,250,797       51,784,736
                                                            -------------      -------------    -------------

Gross Profit                                                   13,072,283         13,016,142       11,274,779

Selling, General and Administrative Expenses                   11,244,410         13,763,676       10,599,238
                                                            -------------      -------------    -------------

Income (Loss) from Operations                                   1,827,873           (747,534)         675,541
                                                            -------------      -------------    -------------

Other Expense (Income):
      Provision (Benefit) for lawsuit
        settlement (Note 10)                                     (151,000)           650,000                0
      Interest expense                                          2,150,882          1,727,373        1,184,018
      Loss (Gain) on disposition of assets                              0             12,266          (44,182)
      Other                                                        94,555             18,599          (69,583)
                                                            -------------      -------------    -------------
                                                                2,094,437          2,408,238        1,070,253
                                                            -------------      -------------    -------------
Loss before Provision (Benefit) for Income Taxes                 (266,564)        (3,155,772)        (394,712)
                                                            -------------      -------------    -------------
Income Tax Provision (Benefit) (Note 7):
      Current                                                    (166,816)          (133,480)         225,613
      Deferred                                                     80,895           (936,400)        (126,905)
                                                            -------------      -------------    -------------
                                                                  (85,921)        (1,069,880)          98,708
                                                            -------------      -------------    -------------

Net Loss                                                    $    (180,643)     $  (2,085,892)   $    (493,420)
                                                            =============      =============    =============
Earnings per Share (Note 2):
      Basic and Diluted:
          Net loss per common share                         $       (0.03)     $       (0.31)   $       (0.07)
                                                            =============      =============    =============
          Weighted average number of
            common shares outstanding                           6,769,425          6,751,732        6,647,796
                                                            =============      =============    =============


         The accompanying notes are an integral part of this statement.

                                                                       Exhibit C
                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 1998, 1997 and 1996

                                                                                         Common Stock                   Additional
                                                                                Shares                                   Paid-in
                                                                              Outstanding           Amount               Capital
                                                                            --------------       -----------           -----------
Balances, January 1, 1996                                                       6,500,000        $    65,000           $ 6,976,204
                                                                            --------------       -----------           -----------
Comprehensive Loss for 1996:
      Net loss
      Other comprehensive loss, foreign currency
        translation adjustment
Comprehensive Loss

Stock Options Recorded as Compensation (Note 11)                                                                           147,947
Exercise of Warrants and Exchange of Shares by Underwriters (Note 11)            51,325                 513                   (383)
Shares Issued as Partial Consideration for Acquisitions of Assets               137,200               1,372                305,229
Shares Issued in Lieu of Cash for Consulting/Noncompete Agreement                39,500                 395                341,805
Exercise of Stock Options                                                         1,400                  14                  6,986
                                                                            -----------          ----------            -----------
                                                                                229,425               2,294                801,584
                                                                            -----------          ----------            -----------
Balances, December 31, 1996                                                   6,729,425              67,294              7,777,788
                                                                            -----------          ----------            -----------
Comprehensive Loss for 1997:
      Net loss
      Other comprehensive loss, foreign currency
        translation adjustment
Comprehensive Loss

Stock Options Recorded as Compensation (Note 11)                                                                           158,097
Warrants Issued with Subordinated Debenture (Note 4)                                                                       225,000
Shares Issued in Lieu of Cash for Commissions Payable                            40,000                 400                 57,004
                                                                            -----------          ----------            -----------
                                                                                 40,000                 400                440,101
                                                                            -----------          ----------            -----------
Balances, December 31, 1997                                                   6,769,425              67,694              8,217,889

Comprehensive Loss for 1998:
      Net loss
      Other comprehensive loss, foreign currency
         translation adjustment
Comprehensive Loss

Stock Options Recorded as Compensation (Note 11)                                                                            39,509
                                                                            -----------          ----------            -----------

Balances, December 31, 1998                                                   6,769,425          $   67,694            $ 8,257,398
                                                                            ===========          ==========            ===========


                                                                                                 Accumulated
                                                                             Retained               Other
                                                                             Earnings           Comprehensive
                                                                             (Deficit)              Loss                   Total
                                                                            -----------          ----------            -----------
Balances, January 1, 1996                                                   $ 1,531,885          $  (14,102)           $ 8,558,987
                                                                            -----------          ----------            -----------
Comprehensive Loss for 1996:
      Net loss                                                                 (493,420)                                  (493,420)
      Other comprehensive loss, foreign currency
        translation adjustment                                                                      (13,044)               (13,044)
                                                                                                                       -----------
Comprehensive Loss                                                                                                        (506,464)
                                                                                                                       -----------
Stock Options Recorded as Compensation (Note 11)                                                                           147,947
Exercise of Warrants and Exchange of Shares by Underwriters (Note 11)                                                          130
Shares Issued as Partial Consideration for Acquisitions of Assets                                                          306,601
Shares Issued in Lieu of Cash for Consulting/Noncompete Agreement                                                          342,200
Exercise of Stock Options                                                                                                    7,000
                                                                                                                       -----------
                                                                                                                           803,878
                                                                            -----------          ----------            -----------
Balances, December 31, 1996                                                   1,038,465             (27,146)             8,856,401
                                                                            -----------          ----------            -----------
Comprehensive Loss for 1997:
      Net loss                                                               (2,085,892)                                (2,085,892)
      Other comprehensive loss, foreign currency
        translation adjustment                                                                     (141,721)              (141,721)
                                                                                                                       -----------
Comprehensive Loss                                                                                                      (2,227,613)
                                                                                                                       -----------

Stock Options Recorded as Compensation (Note 11)                                                                           158,097
Warrants Issued with Subordinated Debenture (Note 4)                                                                       225,000
Shares Issued in Lieu of Cash for Commissions Payable                                                                       57,404
                                                                                                                       -----------
                                                                                                                           440,501
                                                                            -----------          ----------            -----------

Balances, December 31, 1997                                                  (1,047,427)           (168,867)             7,069,289
                                                                            -----------          ----------            -----------
Comprehensive Loss for 1998:
      Net loss                                                                 (180,643)                                  (180,643)
      Other comprehensive loss, foreign currency
         translation adjustment                                                                    (430,775)              (430,775)
                                                                                                                       -----------
Comprehensive Loss                                                                                                        (611,418)
                                                                                                                       -----------

Stock Options Recorded as Compensation (Note 11)                                                                            39,509
                                                                            -----------          ----------            -----------

Balances, December 31, 1998                                                 $(1,228,070)         $ (599,642)           $ 6,497,380
                                                                            ===========          ==========            ===========

         The accompanying notes are an integral part of this statement.

                                                                       Exhibit D

                     UNIVERSAL AUTOMOTIVE INDUSTRIES,  INC.

                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                                          1998                 1997                 1996
                                                                     ------------         -------------        ------------
Cash Flows from Operating Activities:
     Net loss                                                        $  (180,643)         $ (2,085,892)        $  (493,420)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                1,115,264             1,242,220           1,006,808
          Provision for bad debts                                         39,195             2,805,837             472,732
          Provision for lawsuit settlement                              (151,000)              650,000                   0
          Other, net                                                      45,000                20,623             (45,009)
          Effect of exchange rate changes                               (430,775)             (141,721)            (13,044)
          Deferred income taxes                                           80,895              (946,336)           (126,905)
          Compensation expense for stock options                          39,509               158,097             147,947
          Increase (Decrease) in cash from changes in:
               Accounts receivable, trade                             (1,123,707)             (355,459)         (3,945,104)
               Inventories                                              (807,424)             (468,075)         (4,079,013)
               Prepaid expenses and other current assets                (155,397)              (54,783)           (464,432)
               Increase in other assets                                 (416,111)             (309,252)            (56,332)
               Accounts payable, trade                                 1,140,426            (2,813,330)          3,732,633
               Accrued expenses and other liabilities                    813,798               914,328             919,860
                                                                     -----------          ------------         -----------
     Net cash provided by (used in) operating
       activities, forward                                                 9,030            (1,383,743)         (2,943,279)
                                                                     -----------          ------------         -----------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                 (510,691)             (573,901)         (3,973,180)
     Proceeds from disposition of assets                                       0                58,361              56,988
     Other                                                                     0                     0            (207,147)
                                                                     -----------          ------------         -----------
     Net cash used in investing activities,
       forward                                                       $  (510,691)         $   (515,540)        $(4,123,339)
                                                                     ===========          ============         ===========

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                                            1998                  1997                   1996
                                                                       -------------         --------------         --------------
Net cash provided by (used in) operating
  activities, forwarded                                                $    9,030            $ (1,383,743)          $ (2,943,279)
                                                                       ----------            ------------           ------------
Net cash used in investing activities,
  forwarded                                                              (510,691)               (515,540)            (4,123,339)
                                                                       ----------            ------------           ------------
Cash Flows from Financing Activities:
     Net increase in revolving loan indebtedness                          935,000                 542,475              2,099,941
     Proceeds on notes payable                                                  0               4,450,000              3,535,280
     Principal payments on notes payable                                 (260,659)             (5,504,228)              (558,497)
     Proceeds from subordinated debentures                                      0               4,500,000                      0
     Proceeds from (Payments on) stockholder loans, net                   (21,064)               (906,660)               595,353
     Proceeds from (Payments on)
       subordinated notes                                                       0              (1,050,000)             1,050,000
     Issuance of common stock                                                   0                       0                  7,130
                                                                       ----------            ------------           ------------

     Net cash provided by financing activities                            653,277               2,031,587              6,729,207
                                                                       ----------            ------------           ------------

Net Increase (Decrease) in Cash                                           151,616                 132,304               (337,411)

Cash, Beginning of Year                                                   196,010                  63,706                401,117
                                                                       ----------            ------------           ------------

Cash, End of Year                                                      $  347,626            $    196,010           $     63,706
                                                                       ==========            ============           ============

      Supplemental Disclosures of Cash Flow
         Information:
           Cash paid during the year for:
                Interest                                               $1,983,572            $  1,491,849           $  1,151,986
                                                                       ==========            ============           ============

                Income taxes                                           $   50,000            $     75,561           $    383,140
                                                                       ==========            ============           ============


      Supplemental Disclosures of Noncash
         Investing and Financing Activities:
           Assets acquired by issuance of stock                        $        0            $          0           $    648,801
                                                                       ==========            ============           ============

            Liability satisfied by issuance of stock                   $        0            $     57,404           $          0
                                                                       ==========            ============           ============

            Warrants issued in connection with debenture               $        0            $    225,000           $          0
                                                                       ==========            ============           ============





         The accompanying notes are an integral part of this statement.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 1---STRUCTURE
------------------

Universal Automotive Industries, Inc. (the Company) acts as a holding company for its wholly-owned direct and indirect subsidiaries which as of December 31, 1998 are as follows:

     Universal Automotive, Inc. (Universal), a United States Corporation.

     Canadian Corporations:

         UBP Canholdings, Inc. (Canholdings) and its wholly owned subsidiaries:
             Universal Brake Parts, Inc.
             International Discus Corporation (Inactive) (IDC)

         UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company.

NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts operating from facilities in Chicago, Illinois; Los Angeles, California; Laredo, Texas; and Toronto, Canada. Sales are made throughout the United States and Canada. The Company's Hungarian subsidiary is engaged in the manufacture of iron casting products, primarily for the automotive and machine tool industries. All of its sales are in Europe.

A summary of significant accounting policies is as follows:

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

     FOREIGN CURRENCY TRANSLATION--For Canholdings, the local currency is the functional currency and translation adjustments are accumulated in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Loss" (consisting solely of such translation adjustments). The Company determined that the country of Hungary's economy qualifies as a "highly inflationary economy" and, thus, Hungary's financial statements have been remeasured as if the functional currency is the U.S. dollar. Such remeasurement creates adjustments which are included in the determination of net income or loss.

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

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
---------------------------------------------------------------------------
CONTINUED
---------

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

     DERIVATIVES--The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes. At December 31, 1998, there were no such instruments.

     INCOME TAXES--Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities (Note 7).

     ADVERTISING--All costs associated with advertising are charged to operations by inclusion in selling, general and administrative expenses when incurred.

     RECLASSIFICATION--Certain amounts reported in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation without affecting previously reported net losses.

     EARNINGS PER SHARE--The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, "Basic Earnings per Share" is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options (Note 11) or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December 31, 1998, 1997 and 1996 diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. All options and warrants were omitted from the computation of diluted earnings per share because the options and warrants are antidilutive when net losses are reported.

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with changes in the market rate of interest, management believes the fair value is equivalent to the carrying value. Management believes that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of these debentures approximates their carrying value.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
----------------------------------------------------------------------------
CONTINUED
---------

     ACCOUNTING CHANGE--In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the components of comprehensive income to be disclosed in the financial statements, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. Required disclosures have been made and prior years' information has been reclassified for the impact of SFAS 130 and 131.

     RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued, which the Company is required to adopt effective January 1, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Because the Company's use of derivatives in the past has been limited, management does not believe the effect of adopting SFAS 133 will have any material effect on its financial position or results of operations.

NOTE 3--SELECTED FINANCIAL STATEMENT DATA
-----------------------------------------

                                                                       1998               1997
                                                                  ------------       ------------
     Inventories:
           Finished goods                                         $ 14,063,412       $ 12,275,151
           Work-in-process                                             225,745            240,380
           Raw materials                                             1,812,477          2,778,679
                                                                  ------------       ------------
                                                                  $ 16,101,634       $ 15,294,210
                                                                  ============       ============
                                             Estimated
                                               Lives                    1998              1997
                                             ----------            -----------        -----------
     Property, plant and equipment:
           Machinery and equipment           5 to 11 years         $ 5,239,282        $ 4,974,256
           Building and improvements         25 to 39 years          2,865,117          2,788,194
           Land                                                        498,835            498,835
           Tools and dies                    5 to 11 years             733,627            629,038
           Patterns                          5 to 10 years             879,396            851,298
           Computer equipment                3 to 5 years              477,807            439,841
           Autos and trucks                  3 to 5 years              367,640            364,088
           Furniture and fixtures            5 to 11 years             277,446            280,923
           Leasehold improvements            5 years                   358,276            360,257
                                                                   -----------        -----------
                                                                    11,697,426         11,186,730
           Less accumulated depreciation                             3,486,879          2,712,886
                                                                   -----------        -----------
                                                                   $ 8,210,547        $ 8,473,844
                                                                   ===========        ===========

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 3--SELECTED FINANCIAL STATEMENT DATA, CONTINUED
----------------------------------------------------

                                              1998          1997          1996
                                          ----------     ---------     ---------
     Depreciation expense                 $  773,988     $ 877,968     $ 663,746
     Advertising expense                     299,525       136,274       191,704


NOTE 4--SUBORDINATED DEBENTURE
------------------------------

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Tandem Capital, Inc. (an affiliate of Sirrom Capital Corporation), calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. The Company issued Tandem a warrant to purchase 450,000 shares of the Company's common stock at an exercise price equal to 80% of the average closing bid price of the Company's common stock for the 20 days preceding the first anniversary of the debenture closing date, computed to be ($.83 per share). On August 14, 1998, Tandem received warrants to purchase an additional 225,000 shares of common stock, and will also receive warrants to purchase an additional 225,000 shares of common stock on: February 14, 1999, August 14, 1999, August 14, 2000 and August 14, 2001 except, however, that if the debenture is prepaid before any scheduled warrant issue date, then all subsequent warrants will not be issued. In each instance, the exercise price for the warrants is 80% of the average closing bid price of the Company's common stock for the 20 days preceding each such warrant issue date. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. In 1997, $225,000 was allocated to such warrants which approximates the amount of increased interest the buyer would have required without a warrant feature. Such amount is being amortized to interest expense with a corresponding increase in the reported liability for such debentures.

NOTE 5--LASALLE NATIONAL BANK INDEBTEDNESS
------------------------------------------

On July 14, 1997, the Company entered into a credit agreement with LaSalle National Bank (LaSalle) for (a) a revolving line of credit of up to $20,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the initial amount of $4,450,000.

The revolving credit facility, which is for an initial term ending May 1, 1999 bears interest of prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The term loan is payable in monthly principal installments of $24,722, with a balloon payment of $2,966,666 due on May 1, 2002, and bears interest at prime plus 0.75% per annum.

At December 31, 1998 and 1997, respectively, amounts of $12,910,000 and $11,975,000 were due on the revolving credit line and amounts of $4,054,448 and $4,276,946 were due on the term loan (see Note 6). LaSalle has informed the Company that it intends to renew the revolving credit facility, under similar terms, to mature subsequent to December 31, 1999 and, as such, the balance as of December 31, 1998 has been classified as noncurrent.

The LaSalle agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning defined minimum tangible net worth and ratios of liabilities to tangible net worth. At December 31, 1998, the Company was in compliance with all loan covenants (or had received waivers). The entire credit facility is secured by a first lien on substantially all of the Company's North American assets. At December 31, 1998, approximately $1,104,000 was available for borrowing under the revolving credit line.

The weighted average interest rates on the aforementioned borrowings were 8.67%, 8.22% and 7.54% for the years ended December 31, 1998, 1997, and 1996, respectively.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997



NOTE 6--LONG-TERM INDEBTEDNESS
------------------------------

                                                                                1998             1997
                                                                          -------------      ------------
     LaSalle National Bank term loan (see Note 5)                         $   4,054,448      $  4,276,946

     Capital lease obligation (see Note 8)                                       51,392            89,554
                                                                          -------------      ------------
     Total long-term indebtedness                                             4,105,840         4,366,500

     Less current portion                                                       321,500           355,937
                                                                          -------------      ------------

     Noncurrent portion                                                   $   3,784,340      $  4,010,563
                                                                          =============      ============

The approximate aggregate maturities of the LaSalle term loan are:

         Year Ending
         December 31                                                          Amount
         -----------                                                      ------------
            1999                                                          $    296,664
            2000                                                               296,664
            2001                                                               296,664
            2002                                                             3,164,456
                                                                          ------------

                                                                          $  4,054,448
                                                                          ============

NOTE 7--INCOME TAXES
--------------------

Income tax expense (benefit) consisted of the following:

                                                             1998              1997             1996
                                                          ----------      -------------     -----------
      Current:
            Federal                                       $(102,000)      $   (201,700)      $ 263,000
            Foreign                                         (18,616)           116,520         (75,387)
            State                                           (46,200)           (48,300)         38,000
      Deferred                                               80,895           (936,400)       (126,905)
                                                          ---------       ------------       ---------
                                                          $ (85,921)      $ (1,069,880)      $  98,708
                                                          =========       ============       =========

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 7--INCOME TAXES, CONTINUED
-------------------------------

The components of the domestic net deferred tax assets are as follows:

                                                                                                     1998                   1997
                                                                                                  ----------             ----------
      Deferred tax assets:
            Bad debt allowance                                                                    $  162,100             $  705,200
            Reserve for lawsuit settlement                                                           114,700                247,000
            Variation of inventories between  tax and financial
               reporting purposes                                                                    100,600                168,700
            Net operating loss carryforward (gross amount
               $1,800,000 expiring 2018)                                                             690,300                      0
            Compensation expense for stock options                                                   195,700                180,700
            Other accruals                                                                           129,400                 63,400
                                                                                                  ----------             ----------
            Total deferred tax assets                                                              1,392,800              1,365,000
                                                                                                  ----------             ----------
      Deferred tax liability:
            Variation of depreciation between tax
              and financial reporting purposes                                                      (184,800)               (37,300)
                                                                                                  ----------             ----------

      Net deferred tax assets (1998--$145,200 noncurrent)                                         $1,208,000             $1,327,700
                                                                                                  ==========             ==========
The components of the Canadian net deferred tax liabilities are:
                                                                                                     1998                   1997
                                                                                                  ----------             ----------
      Deferred tax liabilities:
            Depreciation differences between tax reporting and
              financial reporting                                                                 $  311,885             $  254,777
                                                                                                  ----------             ----------
      Deferred tax assets:
            Tax carryforwards                                                                        134,813                      0
            Other                                                                                          0                 38,900
                                                                                                  ----------             ----------
                                                                                                     134,813                 38,900
                                                                                                  ----------             ----------

      Net deferred tax liabilities                                                                $  177,072             $  215,877
                                                                                                  ==========             ==========


A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) before income tax expense is as follows:


                                                                                 1998               1997                1996
                                                                             -----------        ------------        -----------
      Income (loss) before income tax expense:
           Domestic                                                          $  (77,147)        $(2,887,136)        $   76,168
           Foreign                                                             (189,417)           (268,636)          (470,880)
                                                                             ----------         -----------         ----------

                                                                             $ (266,564)        $(3,155,772)        $ (394,712)
                                                                             ==========         ===========         ==========
      Computed income tax expense (benefit) at
        federal statutory rate                                               $  (90,600)        $(1,073,000)        $ (134,200)
      Increase (Reduction) resulting from:
           Hungary loss (tax benefit not recorded)                               85,500              90,400            215,000
           Other (including effect of different
             foreign and U.S. State rates)                                      (80,821)            (87,280)            17,908
                                                                             ----------         -----------         ----------

      Total                                                                  $  (85,921)        $(1,069,880)        $   98,708
                                                                             ==========         ===========         ==========

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 7--INCOME TAXES, CONTINUED
-------------------------------
Income taxes refundable consist of:

                                                                  1998               1997
                                                              ------------       ------------
     Tax deposits in excess of taxes due                      $     48,088       $    105,439
     Carryback of Canadian operating losses                         23,662                  0
     Carryback of State operating losses                            35,475                  0
     Carryback of United States operating losses                   127,000            250,000
                                                              ------------       ------------
                                                              $  234,225         $    355,439
                                                              ============       ============


The United States entities' consolidated federal income tax returns filed for the years 1995 and 1996 are currently under examination by the Internal Revenue Service. No significant deficiencies are expected to result from such examination.

NOTE 8--LEASES AND OTHER COMMITMENTS
------------------------------------

The Company leases from unaffiliated parties all of its facilities except for the Chicago headquarters and Hungarian foundry both of which are owned. The lease terms range from month-to-month to long-term leases, the latest of which expires in 2002. Annual rents for the facilities range from $123,000 to $135,000.

Aggregate rent expense for all facilities was approximately $729,000, $725,000 and $527,000 for 1998, 1997 and 1996, respectively.

The Company leases certain equipment under capital leases payable in aggregate monthly installments of $5,200 with the latest expiring in 2003. The net book value of such equipment under capital lease is $23,000. Certain vehicles and equipment are also leased under operating leases, the latest expiring in 2001.

Approximate minimum lease payments due over the remaining terms of the leases are as follows:

                                                    Capital          Operating
                                                    Leases             Leases
                                                   --------         ----------
    1999                                           $ 33,142         $  715,319
    2000                                              9,624            459,292
    2001                                              5,582            226,956
    2002                                              5,582            136,362
    2003                                              3,256                  0
                                                   --------         ----------
                                                     57,186          1,537,929
    Less interest portion                             5,794                  0
                                                   --------         ----------
                                                   $ 51,392         $1,537,929
                                                   ========         ==========

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997



NOTE 9--GEOGRAPHICAL SEGMENT/MAJOR CUSTOMER DATA
------------------------------------------------

The Company's operations primarily involve three geographic segments. The United States and Canada operations involve the design, manufacture, sale and support of automotive brake parts. The European operation (Hungary) involves the manufacture of iron casting products, primarily for the automotive and machine tool industries. Financial information, summarized by geographical area follows:


                                                                                                     Consolidated
                                                United States          Canada         Europe         Eliminations         Total
                                                -------------       -----------     -----------      ------------      ------------
    YEAR ENDED DECEMBER 31, 1998:
    -----------------------------
       Total revenue:
             Unaffiliated customers             $  48,960,113       $ 9,291,960     $ 5,616,393      $         0       $ 63,868,466
             Inter area transfers                   1,789,406         4,578,027               0       (6,367,433)                 0
                                                -------------       -----------     -----------      -----------       ------------

       Total                                    $  50,749,519       $13,869,987     $ 5,616,393      $(6,367,433)      $ 63,868,466
                                                =============       ===========     ===========      ===========       ============

    Income (Loss) from operations               $   1,984,984       $   249,606     $  (406,717)     $         0       $  1,827,873

    Interest expense                                1,765,074           150,542         235,266                0          2,150,882

    Income (Loss) before income taxes                 313,392          (278,300)       (301,656)               0           (266,564)

    Total assets                                   50,383,764        11,974,037       4,301,530      (27,730,801)        38,928,530

    Capital expenditures                              248,108           100,649         161,934                0            510,691

    Depreciation and amortization                     769,074           156,703         189,487                0          1,115,264


    YEAR ENDED DECEMBER 31, 1997:
         Total revenue:

               Unaffiliated customers           $  47,787,662       $ 8,033,192     $ 5,446,085      $         0       $ 61,266,939
               Inter area transfers                 1,854,003         3,347,964               0       (5,201,967)                 0
                                                -------------       -----------     -----------      -----------       ------------
         Total                                  $  49,641,665       $11,381,156     $ 5,446,085      $(5,201,967)      $ 61,266,939
                                                =============       ===========     ===========      ===========       ============

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997




NOTE 9--GEOGRAPHICAL SEGMENT/MAJOR CUSTOMER DATA, CONTINUED
-----------------------------------------------------------

                                                                                                 Consolidated
                                                   United States       Canada         Europe     Eliminations        Total
                                                   -------------   ------------    -----------   ------------    ------------
    YEAR ENDED DECEMBER 31, 1997, CONTINUED
    ---------------------------------------

    Income (Loss) from operations                  $   (917,909)   $   125,554    $    44,821    $         0     $  (747,534)

    Interest expense                                  1,106,064        315,577        305,732              0       1,727,373

    Loss before income taxes                         (2,892,113)        (2,748)      (260,911)             0      (3,155,772)

    Total assets                                     34,188,764      7,046,242      4,099,888     (8,259,853)     37,075,041

    Capital expenditures                                409,717         86,604         77,580              0         573,901

    Depreciation and amortization                       605,475        443,430        193,315              0       1,242,220


    YEAR ENDED DECEMBER 31, 1996:
    -----------------------------
        Total revenue:

           Unaffiliated customers                  $ 51,035,259    $ 5,973,613    $ 6,050,643    $         0     $63,059,515
           Inter area transfers                       1,771,569      4,225,834              0     (5,997,403)              0
                                                   ------------    -----------    -----------    -----------     -----------

        Total                                      $ 52,806,828    $10,199,447    $ 6,050,643    $(5,997,403)    $63,059,515
                                                   ============    ===========    ===========    ===========     ===========
    Income (Loss) from operations                  $  1,197,426    $   129,130    $  (651,015)   $         0     $   675,541

    Interest expense                                    592,197        323,614        268,207              0       1,184,018

    Income (Loss) before income taxes                   356,948        162,306       (907,966)             0        (394,712)

    Total assets                                     31,946,883      8,331,846      4,230,008     (6,841,966)     37,666,771

    Capital expenditures                                391,200      2,492,115      1,089,865              0       3,973,180

    Depreciation and amortization                       418,672        405,019        183,117              0       1,006,808


In 1998 and 1997, one customer accounted for 12% and 17% of total consolidated sales. Purchases from one vendor accounted for approximately 16% of consolidated cost of sales in each year.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997



NOTE 10--CONTINGENCIES
----------------------

During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court (the Court) by a Trustee of the bankruptcy estate of First National Parts Exchange, Inc. ("the Estate") with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and
1993.    The Company recorded a provision of $650,000 in the first quarter of
1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997.

On July 10, 1998, after a trial held in the Bankruptcy Court, the Court ruled that the vast majority of the trustee's claims were invalid. The Company's liability for the claims held as valid was approximately $499,000, for which the Company paid approximately $198,000 in 1998. As a result, the Company recorded benefit for lawsuit settlement of $151,000 (pre-tax) in the second quarter of 1998. The Trustee has appealed certain portions of the judgement and the Company has appealed certain portions of the $499,000 judgement against it, seeking a reduction of its liabilities. While the Trustee's claim involves substantial amounts, it is the opinion of management that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 11--STOCK WARRANTS AND OPTIONS
-----------------------------------

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

On January 24, 1996, these underwriter warrants were exercised. Holders elected to exchange 78,675 shares of common stock (whose then current market value was equal to the total required exercise price) in return for the 130,000 common shares and the 130,000 warrants. Thus, 51,325 shares of Company stock were issued without cash consideration to the Company. The Company, therefore, also has outstanding 130,000 common stock purchase warrants. The exercise price of the warrants is $11.20. Such warrants have not yet been exercised. Also, see
Note 4 for warrants issued in connection with subordinated debentures.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 11--STOCK WARRANTS AND OPTIONS, CONTINUED
----------------------------------------------

The Company maintains a Stock Option Plan (as amended and restated effective June 9, 1998) for defined key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or nonstatutory options. The Company has reserved 700,000 shares of common stock for issuance under the Stock Option Plan. Following is a table indicating the activity during 1998, 1997 and 1996 for such Stock Option Plan:

                                                                        Weighted
                                                                        Average
                                                          Stock         Exercise
                                                          Options        Price
                                                       ------------     --------
  Options granted in 1995 and outstanding at
    December 31, 1995                                  $   57,000       $  1.07
      1996:
           Options granted                                 84,526          5.00
           Options exercised                               (1,400)        (5.00)
           Options forfeited                               (2,100)        (5.00)
                                                       ----------
  Balance, December 31, 1996                              138,026       $  3.38
                                                                        =======
      1997:
           Options granted                                 41,500       $  4.86
                                                       ----------       =======
  Balance, December 31, 1997                              179,526       $  3.72
                                                                        =======
      1998:
           Options granted                                213,150       $  1.54
           Options forfeited                              (44,700)        (3.02)
           Options canceled                               (70,000)        (2.48)
                                                       ----------

  Balance, December 31, 1998                           $  277,976       $  2.47
                                                       ==========       =======

  Options exercisable, December 31, 1998               $  137,036       $  2.86
                                                       ==========       =======

The weighted average fair values of options granted during the years ended December 31, 1996, 1997 and 1998 were $7.69, $2.75 and $1.42, respectively.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997


NOTE 11--STOCK WARRANTS AND OPTIONS, CONTINUED
----------------------------------------------

The following table summarizes information about the outstanding and exercisable stock options as of December 31, 1998:

                              Options Outstanding
                              -------------------
                                                 Weighted-         Weighted-
         Range of                                Remaining          Average
         Exercise               Number          Contractual        Exercise
          Prices              Outstanding          Life              Price
        ------------          -----------       -----------        --------
        $   1.00                  11,000          91 months        $  1.00
         1.09 - 1.20             114,350         113 months           1.16
         2.03 - 2.23              75,600         108 months           2.22
            3.00                   5,000         105 months           3.00
            5.00                  72,026         104 months           5.00
                              -----------
                                 277,976
                              ===========

                              Options Exercisable
                              -------------------
                                                                   Weighted-
         Range of                                                   Average
         Exercise              Number                              Exercise
          Prices             Exercisable                             Price
        ------------         -----------                           --------
        $   1.00                 11,000                            $  1.00
        1.09 - 1.20              25,080                               1.16
        2.03 - 2.23              51,240                               2.22
            3.00                  5,000                               3.00
            5.00                 44,716                               5.00
                             -----------
                                137,036
                             ===========

Effective January 1998, 44,000 of the 55,000 options previously granted at a $1.00 exercise price were cancelled and replaced with options to purchase 60,000 shares at 110% of market value at the date of such grant.

Compensation expense is being recorded over the respective service periods required of the optionees, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, Accounting for Stock Issued to Employees. In 1998, 1997 and 1996, amounts of $39,509, $158,097 and $147,947, respectively, have been provided for such compensation expense (with offsetting credits to additional paid-in capital).

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                 Notes to the Consolidated Financial Statements
                           December 31, 1998 and 1997



NOTE 11--STOCK WARRANTS AND OPTIONS, CONTINUED
----------------------------------------------

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) and continues to account for stock options in accordance with APB Opinion
25. The foregoing amount of compensation expense for 1998, 1997 and 1996 differs by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method. Accordingly, the pro forma disclosures required by SFAS 123 have been omitted.


NOTE 12--QUARTERLY RESULTS (UNAUDITED)
--------------------------------------

                                                               1st            2nd           3rd             4th           Total
                                                             Quarter        Quarter       Quarter         Quarter         Year
                                                           -----------    -----------   -------------   ------------   ------------
  1998:
        Net sales                                          $14,524,313    $19,473,885    $16,137,125    $13,733,143    $63,868,466
        Net income (loss)                                       42,132        349,539        (76,275)      (496,039)      (180,643)
        Basic and diluted earnings (loss) per share               0.01           0.05          (0.01)         (0.07)         (0.03)
  1997:
        Net sales                                           14,051,503     17,953,416     16,184,302     13,077,718     61,266,939
        Net income (loss)                                     (493,743)       328,976        (16,278)    (1,904,847)    (2,085,892)
        Basic and diluted earnings (loss) per share              (0.07)          0.05           0.00          (0.28)         (0.31)


The fourth quarter 1998 loss was attributable to (a) lower operating levels at the Hungarian foundry in such quarter due to a reduction in orders from a customer shipping primarily to Russia and (b) aggressive pricing in North America as part of a strategy to attract new customers.

The fourth quarter of 1997 loss was attributable to a one time increase in the bad debt reserve of approximately $2 million which related to the bankruptcy filing of a major customer and recognition of further consolidation in the automotive aftermarket.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors of
Universal Automotive Industries, Inc.

In connection with our audit of the consolidated financial statements of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC. referred to in our report dated March 12, 1999 which is included in this Form 10-K, we have also audited Schedules I and II as of and for the years ended December 31, 1998, 1997 and 1996. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.





Chicago, Illinois
March 12, 1999

                                                              Schedule I, Page 1


           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                               (An S Corporation)

                       Balance Sheets (Not Consolidated)
                           December 31, 1998 and 1997


                    Assets                                                 1998                  1997
                                                                       ------------          -----------
Cash and Cash Equivalents                                              $        101          $       101
Prepaid Expenses and Other Assets                                               130                  130
Investment in and Advances to Wholly Owned Subsidiaries                   6,497,149            7,069,058
                                                                       ------------          -----------
                                                                       $  6,497,380          $ 7,069,289
                                                                       ============          ===========
              Liabilities and Stockholders' Equity

Liabilities                                                            $          0          $         0
                                                                       ------------          -----------
Stockholders' Equity:
     Preferred stock (authorized 1,000,000 shares, $.01 par value,
       none issued or outstanding)                                                0                    0
     Common stock (authorized 15,000,000 shares, $.01 par value,
       6,769,425 shares issued and outstanding each year)                    67,694               67,694
     Additional paid-in capital                                           9,220,025            9,180,516
     Retained earnings (deficit)                                         (2,190,697)          (2,010,054)
     Accumulated other comprehensive loss                                  (599,642)            (168,867)
                                                                       ------------          -----------
                                                                          6,497,380            7,069,289
                                                                       ------------          -----------

                                                                       $  6,497,380          $ 7,069,289
                                                                       ============          ===========

                                                              Schedule I, Page 2



           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                               (An S Corporation)

   Statement of Operations and Retained Earnings (Deficit) (Not Consolidated)
                  Years Ended December 31, 1998, 1997 and 1996

                                                             1998              1997             1996
                                                        ------------       ------------      ----------
Income:
      Equity income (loss) of subsidiaries              $  (141,134)       $(1,889,247)      $(309,217)
                                                        -----------        -----------       ---------
                                                           (141,134)        (1,889,247)       (309,217)
                                                        ===========        ===========       =========

Expenses:
      Compensation expense for stock options                 39,509            158,097         147,947
      Miscellaneous (primarily amortization)                      0             38,548          36,256
                                                        -----------        -----------       ---------
                                                             39,509            196,645         184,203
                                                        ===========        ===========       =========

Net Loss for Period                                        (180,643)        (2,085,892)       (493,420)

Retained Earnings (Deficit), Beginning of Period         (2,010,054)            75,838         569,258
                                                        -----------        -----------       ---------

Retained Earnings (Deficit), End of Period              $(2,190,697)       $(2,010,054)      $  75,838
                                                        ===========        ===========       =========

                                                              Schedule I, Page 3



           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                               (An S Corporation)

                   Statement of Cash Flows (Not Consolidated)
                  Years Ended December 31, 1998, 1997 and 1996


                                                                      1998             1997                  1996
                                                                   ----------       ------------          ----------
Cash from Operating Activities:
     Net loss                                                      $(180,643)       $(2,085,892)          $(493,420)
     Adjustments to reconcile net loss to cash
       used in operating activities:
          Compensation expense for stock
            options                                                   39,509            158,097             147,947
          Equity in net loss of subsidiaries                         141,134          1,889,247             309,217
          Amortization                                                     0             38,548              34,561
                                                                   ---------        -----------           ---------
     Cash used in operating activities                                     0                  0              (1,695)
                                                                   ---------        -----------           ---------

Cash from Investing Activities:
     Advances to subsidiaries (net)                                        0                  0            (334,190)
                                                                   ---------        -----------           ---------

Decrease in Cash and Cash Equivalents                                      0                  0            (335,885)

Cash and Cash Equivalents, Beginning of Period                           101                101             335,986
                                                                   ---------        -----------           ---------

Cash and Cash Equivalents, End of Period                           $     101        $       101           $     101
                                                                   =========        ===========           =========

                                                                    Schedule II

                                  SCHEDULE II

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                               (An S Corporation)

                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996

                                               Column B        Column C
                                               Balance at      Charged                            Column E
                                               Beginning       to Costs         Column D         Balance at
                                               of Period      and Expense       Writeoffs       End of Period
                                              ------------   -------------     -----------     ---------------
1998:
       Allowance for doubtful accounts        $1,900,415       $   39,195       $1,424,373       $  515,237
                                              ==========       ==========       ==========       ==========
1997:
       Allowance for doubtful accounts        $  463,968       $2,805,837       $1,369,350       $1,900,415
                                              ==========       ==========       ==========       ==========
1996:
       Allowance for doubtful accounts        $   92,461       $  472,732       $  101,225       $  463,968
                                              ==========       ==========       ==========       ==========
1998:
       Reserve for inventory obsolescence     $  217,785       $  (59,386)      $        0       $  158,399
                                              ==========       ==========       ==========       ==========
1997:
       Reserve for inventory obsolescence     $  219,836       $   (2,051)      $        0       $  217,785
                                              ==========       ==========       ==========       ==========
1996:
       Reserve for inventory obsolescence     $        0       $  219,836       $        0       $  219,836
                                              ==========       ==========       ==========       ==========
