Form 10-Q
period 1999-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1999-05-14
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    -------
                         Commission file number 1-13516
                                                -------

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  36-3973627
      -------------------------------                -------------------
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

         The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 11, 1999 was 6,784,810 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                        Page(s)
------------------------------                                        -------

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  March 31, 1999 (Unaudited) and December 31, 1998     3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months ended
                  March 31, 1999 and 1998                              4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the three months ended
                  March 31, 1999 and 1998                              5

         Notes to Condensed Financial Statements (Unaudited)           6-7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                          7-9


PART II.  OTHER INFORMATION
---------------------------

   Item 6 - Exhibits and Reports on Form 8-K                           10

   Signatures                                                          10

   EXHIBIT II - Computation of Earnings Per Share                      11

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                             March 31, 1999   December 31, 1998
                                             --------------   -----------------
                                              (Unaudited)
                     Assets
Current Assets:
   Cash                                       $   276,131        $   347,626
   Accounts receivable, trade                  13,476,505         10,553,136
   Inventories                                 17,077,593         16,101,634
   Income taxes refundable                        285,100            234,225
   Deferred income taxes                        1,062,800          1,062,800
   Prepaid expenses and other current assets    1,224,915          1,027,198
                                              -----------        -----------
                                               33,403,044         29,326,619
                                              -----------        -----------
Property and Equipment, net                     8,291,563          8,210,547
                                              -----------        -----------
Other Assets:
   Goodwill, net                                  307,215            305,945
   Deferred income taxes                          145,200            145,200
   Other assets                                   978,790            940,219
                                              -----------        -----------
                                                1,431,205          1,391,364
                                              -----------        -----------
                                              $43,125,812        $38,928,530
                                              -----------        -----------
      Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable, trade                    $10,212,755        $6,910,313
   Long-term indebtedness, current portion        359,483           321,500
   Accrued expenses and other
     current liabilities                        4,054,618          3,987,300
                                              -----------        -----------
                                               14,626,856         11,219,113
                                              -----------        -----------
Long-term Liabilities:
   Revolving loan indebtedness                 14,190,000         12,910,000
   Subordinated debenture                       4,351,875          4,340,625
   Long-term indebtedness, non-current
     portion                                    3,861,636          3,784,340
   Deferred income taxes                          181,172            177,072
                                              -----------        -----------
                                               22,584,683         21,212,037
                                              -----------        -----------
Stockholders' Equity:
   Preferred stock (authorized 1,000,000
     shares,  $.01 par value, none issued
     or outstanding)                                    0                  0
   Common stock (authorized 15,000,000
     shares, $.01 par value, 6,784,810
     shares and 6,769,425 issued and
     outstanding at March 31, 1999 and
     December 31, 1998, respectively)              67,848             67,694
   Additional paid-in-capital                   8,292,144          8,257,398
   Retained earnings                           (1,813,223)        (1,228,070)
   Accumulated other comprehensive losses        (632,496)          (599,642)
                                              -----------        -----------
                                                5,914,273          6,497,380
                                              -----------        -----------
                                              $43,125,812        $38,928,530
                                              -----------        -----------

    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended  March 31,
                                               -----------------------------
                                                  1999              1998
                                                  ----              ----

Net Sales                                     $15,199,025        $14,524,313
Cost of Sales                                  12,742,126         11,492,346
                                              -----------        -----------
Gross Profit                                    2,456,899          3,031,967
Selling, General, and Administrative Expenses   2,726,933          2,458,893
                                              -----------        -----------
Income (Loss) From Operations                    (270,034)           573,074
                                              -----------        -----------
Other Expense:
   Interest expense                               511,231            504,875
   Other                                             (594)           (29,633)
                                              -----------        -----------
                                                  510,637            475,242
                                              -----------        -----------

Income (Loss) before Provision for
   Income Taxes                                  (780,671)            97,832

Income Tax Provision (Benefit)                   (195,518)            55,700
                                              -----------        -----------

Net Income (Loss)                             $  (585,153)       $    42,132
                                              ===========        ===========

Comprehensive Income (Loss):
   Net Income (Loss)                          $  (585,153)       $    42,132
   Other comprehensive loss, foreign
     currency translation adjustment              (32,854)           (19,961)
                                              -----------        -----------
Comprehensive Income (Loss)                   $  (618,007)       $    22,171
                                              ===========        ===========

Earnings Per Share:

Basic:

Net Income (Loss) Per Share                   $     (0.09)       $      0.01
                                              ===========        ===========

Weighted average number of common shares
outstanding                                     6,771,647          6,769,425
                                              ===========        ===========
Diluted:
Net Income (Loss) Per Share                   $     (0.09)       $      0.01
                                              ===========        ===========

Weighted average number of common shares
outstanding                                     6,771,647          6,772,512
                                              ===========        ===========


    The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Three Months Ended March 31,
                                              ------------------------------
                                                  1999              1998
                                              -----------        -----------
Cash Flows from Operating Activities:
   Net Income ( Loss)                         $  (585,153)       $    42,132

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                  279,510            302,457
   Effect of exchange rate changes                (32,854)           (19,961)
   Compensation expense for stock options           9,900                  0
   Deferred income taxes and other                 15,351             12,297
   Changes in operating assets
     and liabilities:
     Accounts receivable, trade                (2,923,370)        (1,478,041)
     Inventories                                 (975,959)          (852,769)
     Prepaid expenses and other
       current assets                            (223,592)          (109,298)
     Other assets                                 (94,720)            65,262
     Accounts payable, trade                    3,302,440          1,671,034
     Accrued expenses and other
       current liabilities                         67,318             14,872
                                              -----------        -----------
   Net cash used in operating activities       (1,161,129)          (352,015)
                                              -----------        -----------

Cash Flows for Investing Activities:
   Purchase of property and equipment            (305,645)          (258,750)
                                              -----------        -----------
   Net cash used in investing activities         (305,645)          (258,750)
                                              -----------        -----------
Cash Flows from Financing Activities:
   Net increase in revolving loan
     indebtedness                               1,280,000            600,000
   Proceeds on notes payable                      202,316                  0
   Principal (payments) on notes payable          (87,037)           (40,318)
   Principal (payments) on loans from
     shareholders                                       0            (35,095)
                                              -----------        -----------

   Net cash provided by financing activities    1,395,279            524,587
                                              -----------        -----------

Net Increase (Decrease) in Cash                   (71,495)           (86,178)
Cash, Beginning of Period                         347,626            196,010
                                              -----------        -----------
Cash, End of Period                           $   276,131        $   109,832
                                              ===========        ===========

Supplemental Disclosures of
   Cash Flow Information:
   Cash paid for interest                     $   501,068        $   410,562
                                              -----------        -----------
   Cash paid for income taxes                 $         0        $    47,111
                                              -----------        -----------
Supplemental Disclosures of Noncash
Investing and Financing
Activities - Issuance of common
   stock for services                         $    25,000        $         0
                                              -----------        -----------



    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS
Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management of Universal Automotive Industries, Inc. (the "Company"), all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

2.   INVENTORIES
                            March 31, 1999
                            --------------
     Finished goods         $   14,927,074
     Work in process               195,103
     Raw materials               1,955,416
                            --------------
                            $   17,077,593
                            --------------

3.   BASIS OF PRESENTATION
Income Taxes
The variation of the Company's effective tax rate varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no current tax benefits are available.

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended March 31, 1999, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

4.   LASALLE NATIONAL BANK INDEBTEDNESS
The Company's credit agreement for (a) a revolving line of credit of up to $20 million based on eligible accounts receivable and inventory and (b) a term loan in the initial amount of $4.45 million had an initial term ending May 1, 1999. The Company has agreed to a LaSalle proposal to renew and restructure the credit agreement to provide for an increased amount of credit as well as increased borrowing availability, however the final amount of such increase has not yet been determined. The proposed renewal bears a term ending May 1, 2002. LaSalle has temporarily extended the existing credit agreement to July 30, 1999 so that the renewal process can be completed. At March 31, 1999, the Company was not in compliance with certain loan covenants but had received waivers from LaSalle concerning such noncompliance.

5.  GEOGRAPHICAL SEGMENT DATA

                                     United                                 Consolidated
                                     States        Canada        Europe     Eliminations       Total
                                     ------        ------        ------     ------------       -----
Total Revenue:
   Unaffiliated Customers         $12,213,867   $ 1,684,812   $ 1,300,346   $          0    $15,199,025
   Inter area transfers               178,129     1,196,386             0     (1,374,515)             0
                                  -----------   -----------   -----------   ------------    -----------
Total                             $12,391,996   $ 2,881,198   $ 1,300,346   $ (1,374,515)   $15,199,025
                                  ===========   ===========   ===========   ============    ===========
Income (Loss) from operations     $   230,450   $  (180,827)  $  (319,657)  $          0    $  (270,034)
                                  ===========   ===========   ===========   ============    ===========
Total assets                      $54,288,001   $12,608,758   $ 4,138,433   $(27,909,380)   $43,125,812
                                  ===========   ===========   ===========   ============    ===========


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATION AND FINANCIAL CONDITION(1)

RESULTS OF OPERATIONS

Three Months Ended  March 31, 1999 Compared To Three Months Ended March 31, 1998

     Net sales for the three months ended March 31, 1999 increased $674,712 or 5% over the same quarter in 1998 to $15,199,025. The Company's sales of brake products increased 1% compared to the same 1998 quarter reflective of the Company's success in replacing 1998 sales lost by virtue of the bankruptcy of one of the Company's largest customers in the first quarter of 1998. Compared to the first quarter of 1998, non-brake related sales of wholesale commodities increased 76% offset by a 21% decrease in sales of gray iron castings by UBP Csepel Iron Foundry.

     Gross profits for the three months ended March 31, 1999 were $2,456,899 or 16.2% of net sales compared to $3,031,967 or 20.9% in the same period of 1998. The decrease in gross profit is attributable to (a) securing two new national buying groups as customers in late 1998 at lower pricing in anticipation of significant incremental sales volumes in the future and (b) lower sales at UBP Csepel Iron Foundry which were adversely affected by the impact of the Russian economic crisis on a large foundry customer. The Company believes that the economic situation in Russia will continue in the short term; however, the Foundry's marketing and sales efforts are directed toward increasing sales in Central and Western Europe.




-------------------------------------------------------------------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Selling, general and administrative expenses for the three months ended March 31, 1999 increased by $268,040 or 10.9% to $2,726,933 from $2,458,893 for the same period in 1998. The increase was due primarily to increased variable costs associated with increased sales and costs incurred in connection with the Company's effort to improve UBP Csepel Iron Foundry's marketing and sales efforts.

     Other expense for the three months ended March 31, 1999 increased to $510,637 from $475,242 for the same period of 1998. The increase is attributable to higher interest expense in the first quarter ended March 31, 1999 compared to the same period of 1998. The increase in interest expense was due primarily to a higher level of borrowing at March 31, 1999 compared to March 31, 1998.

     Net loss for the three months ended March 31, 1999 was $585,153 compared to net income of $42,132 for the same period in 1998. This decrease in net income is attributed to the individual factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 1999 was $1,161,129. Cash generated through an increase in accounts payable ($3.3 million) did not fully offset cash used in operations ($0.3 million) and cash required to finance growth in accounts receivable ($2.9 million) and inventories ($1.0 million) necessary to support the Company's sales growth.

     Net cash used in investing activities was $305,645, which is attributable primarily to acquisition of various items of tooling, manufacturing equipment, and warehouse equipment. Net cash provided by financing activities was $1,395,279, consisting primarily of borrowings under the Company's revolving credit agreement and capital leases.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers. As indicated in Note 4 to the Condensed Financial Statements, the Company has agreed to a proposal from LaSalle National Bank to renew and restructure its credit agreement to expand the line available and to permit increased borrowing availability.

"YEAR 2000" COMPLIANCE
     The Company has reviewed the information technology ("IT") and non-IT systems and related software in use throughout its operations that could be affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, time sensitive software may recognize a date using the digits "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculation.

IT Systems
     The Company has three major IT systems, the software for which has been licensed from various IT vendors: a system that processes and controls sales, inventory, and warehouse operations for its North American distribution business; an accounting system for its North American business; and an integrated business/accounting system for its Hungarian foundry.

     The distribution business IT system requires a software upgrade from the vendor to be Year 2000 compliant. The Company chose to upgrade its computer hardware and operating system prior to installing the software upgrades to take advantage of more efficient computer operations and robust capabilities the new operating system offers. The new hardware and operating system have been installed and migration to the fully Year 2000 compliant software upgrades are scheduled to be complete by June 30, 1999. The cost of the new hardware and operating system software is approximately $75,000. The upgrade version of the software is provided by the vendor under a maintenance agreement.

     The accounting system in use for the North American business has been certified as Year 2000 compliant by the software publisher for the version in use. No additional costs are anticipated for this system.

     The Year 2000 upgrade needed for the integrated business/accounting system in use at the Hungarian foundry has been installed and has been provided by the software vendor under a maintenance agreement.

Non-IT Systems

     The Company has considered the risk that the Year 2000 issue may adversely affect non-IT systems in use. In several instances, the provider of outside services has certified Year 2000 compliance (i. e. banking, payroll processing, etc.). The Company believes that its manufacturing processes are not subject to Year 2000 risk due to the nature of the processes and machines in use. The Company also believes that the impact of other non-IT systems not being Year 2000 compliant would be minimal.

Third Party Issues

     The Company is currently addressing the Year 2000 readiness of third parties whose business interruption would have a material adverse affect on our business. Significant vendors and customers are being surveyed to ascertain their plans for Year 2000 readiness. The survey is planned to be complete and results evaluated by June 30, 1999.

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

PART II  OTHER INFORMATION
--------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibit 11 - Computation of Earnings Per Share




                                   SIGNATURES
-------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                           /s/ ARVIN SCOTT
                           ---------------------------------------------------
                           Arvin Scott, Chief Executive Officer, President (Principal Executive Officer)

                           /s/ JEROME J. HISS
                           ---------------------------------------------------
                           Jerome J. Hiss, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                           Date: May 14, 1999