Form 10-Q
period 1999-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1999-08-13
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission file number 1-13516
                                                -------

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          36-3973627
    ------------------------------                           ------------------
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

                                       N/A
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 11, 1999 was 6,797,310 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------
   Item 1. Financial Statements

         Consolidated Balance Sheets
                June 30, 1999 (Unaudited) and December 31, 1998           3

         Consolidated Statements of Operations
                  (Unaudited) - for the three and six months ended
                  June 30, 1999 and 1998                                  4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the six months ended
                  June 30, 1999 and 1998                                  5

         Notes to Condensed Financial Statements (Unaudited)              6 - 7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                             7 - 10


PART II.  OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of  Security Holders         11

   Item 6 - Exhibits and Reports on Form 8-K                             11

   Signatures                                                            11

   EXHIBIT II - Computation of Earnings Per Share                        12

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          June 30, 1999    December 31, 1998
                                                                          -------------    -----------------
                                                                           (Unaudited)
Assets
Current Assets:
   Cash                                                                     $    99,856       $   347,626
   Accounts receivable, trade                                                18,256,408        10,553,136
   Inventories                                                               14,005,343        16,101,634
   Income taxes refundable                                                            0           234,225
   Deferred income taxes                                                      1,062,800         1,062,800
   Prepaid expenses and other current assets                                  1,320,659         1,027,198
                                                                            -----------       -----------
                                                                             34,745,066        29,326,619
                                                                            -----------       -----------

Property and Equipment, net                                                   8,614,553         8,210,547
                                                                            -----------       -----------
Other Assets:
   Goodwill, net                                                                307,881           305,945
     Deferred income taxes                                                      145,200           145,200
   Other assets                                                                 908,575           940,219
                                                                            -----------       -----------
                                                                              1,361,656         1,391,364
                                                                            -----------       -----------
                                                                            $44,721,275       $38,928,530
                                                                            ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                                   $9,034,278        $6,910,313
   Long-term indebtedness, current portion                                      587,743           321,500
   Accrued expenses and other current liabilities                             3,889,028         3,987,300
                                                                            -----------       -----------
                                                                             13,511,049        11,219,113
                                                                            -----------       -----------
Long-term Liabilities:
   Revolving loan indebtedness                                               16,615,000        12,910,000
   Subordinated debenture                                                     4,363,125         4,340,625
   Long-term indebtedness, non-current portion                                3,773,212         3,784,340
   Deferred income taxes                                                        166,660           177,072
                                                                            -----------       -----------
                                                                             24,917,997        21,212,037
                                                                            -----------       -----------
Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,  $.01 par value,
    none issued or outstanding)                                                       0                 0
   Common stock (authorized 15,000,000 shares, $.01 par
    value, 6,784,810 shares and 6,769,425 issued and
    outstanding at June 30, 1999 and December 31, 1998,
    respectively)                                                                67,848            67,694
   Additional paid-in-capital                                                 8,302,044         8,257,398
   Accumulated deficit                                                       (1,421,065)       (1,228,070)
   Accumulated other comprehensive losses                                      (656,598)         (599,642)
                                                                            -----------       -----------
                                                                              6,292,229         6,497,380
                                                                            -----------       -----------
                                                                            $44,721,275       $38,928,530
                                                                            ===========       ===========

The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                           1999            1998            1999           1998
                                                        -----------     -----------     -----------    -----------
Net sales                                               $20,713,324     $19,473,885     $35,912,349    $33,998,198

Cost of sales                                            16,296,645      15,254,026      29,038,771     26,746,372
                                                        -----------     -----------     -----------    -----------
Gross profit                                              4,416,679       4,219,859       6,873,578      7,251,826

Selling, general, and administrative expenses             3,196,141       3,171,941       5,923,075      5,630,834
                                                        -----------     -----------     -----------    -----------
Income from operations                                    1,220,538       1,047,918         950,503      1,620,992
                                                        -----------     -----------     -----------    -----------
Other expense:
   Provision for lawsuit settlement                               0        (151,000)              0       (151,000)
   Interest expense                                         508,291         544,462       1,019,522      1,049,337
   Other                                                    (10,930)        121,217         (11,524)        91,584
                                                        -----------     -----------     -----------    -----------
                                                            497,361         514,679       1,007,998        989,921
                                                        -----------     -----------     -----------    -----------


Income (loss) before provision for income taxes             723,177         533,239         (57,495)       631,071

Income tax provision                                        331,018         183,700         135,500        239,400
                                                        -----------     -----------     -----------    -----------
Net income (loss)                                       $   392,159     $   349,539     $  (192,995)   $   391,671
                                                        ===========     ===========     ===========    ===========

Comprehensive income (loss):
    Net income (loss)                                   $   392,159     $   349,539     $  (192,995)   $   391,671
    Other comprehensive loss, foreign currency
    translation adjustment                                  (24,102)        (41,669)        (56,956)       (61,630)
                                                        -----------     -----------     -----------    -----------
Comprehensive income (loss)                             $   368,057     $   307,870     $  (249,951)   $   330,041
                                                        ===========     ===========     ===========    ===========


Earnings per share:

Basic:

Net income (loss) per share                                   $0.06           $0.05          $(0.03)        $ 0.06
                                                        ===========     ===========     ===========    ===========
Weighted average number of common shares
outstanding                                               6,784,810       6,769,425       6,778,229      6,769,425
                                                        ===========     ===========     ===========    ===========
Diluted:

Net income (loss) per share                                   $0.05           $0.05          $(0.03)         $0.06
                                                        ===========     ===========     ===========    ===========
Weighted average number of common shares
outstanding                                               7,141,208       6,771,205       6,778,229      6,771,859
                                                        ===========     ===========     ===========    ===========

The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                           --------------------------------------
                                                                               1999                      1998
                                                                           ------------              ------------
Cash flows from operating activities:
   Net income (loss)                                                       $   (192,995)             $    391,671

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                565,516                   615,751
   Provision for lawsuit settlement                                                   0                  (151,000)
   Effect of exchange rate changes                                              (56,956)                  (61,630)
   Compensation expense for stock options                                        19,800                         0
   Deferred income taxes and other                                               12,088                   227,941
   Changes in operating assets and liabilities:
      Accounts receivable, trade                                             (7,703,272)               (4,536,568)
      Inventories                                                             2,096,291                (2,473,184)
      Prepaid expenses and other current assets                                 (34,236)                   94,293
      Other assets                                                              (82,559)                   63,708
      Accounts payable, trade                                                 2,123,963                 4,826,098
      Accrued expenses and other current liabilities                            (98,272)                   93,317
                                                                           ------------              ------------
   Net cash used in operating activities                                     (3,350,632)                 (909,603)
                                                                           ------------              ------------
Cash flows used in investing activities:
   Purchase of property and equipment                                          (857,253)                 (368,489)
                                                                           ------------              ------------
   Net cash used in investing activities                                       (857,253)                 (368,489)
                                                                           ------------              ------------
Cash flows from financing activities:
   Net increase in revolving loan indebtedness                                3,705,000                 1,285,000
   Proceeds on notes payable                                                    471,014                         0
   Principal payments on notes payable                                         (215,899)                  (95,635)
   Principal payments on loans from shareholders                                      0                   (21,064)
                                                                           ------------              ------------
   Net cash provided by financing activities                                  3,960,115                 1,168,301
                                                                           ------------              ------------
Net decrease in cash                                                           (247,770)                 (109,791)
Cash, beginning of period                                                       347,626                   196,010
                                                                           ------------              ------------
Cash, end of period                                                        $     99,856              $     86,219
                                                                           ============              ============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                  $  1,107,256              $    949,953
                                                                           ------------              ------------
   Cash paid for income taxes                                              $          0              $     24,406
                                                                           ------------              ------------
Supplemental disclosures of noncash investing and financing                $     25,000              $          0
                                                                           ============              ============
activities - issuance of common stock for services


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

2.   INVENTORIES
                                        June 30, 1999
                                        -------------
     Finished goods                      $ 11,690,111
     Work in process                          159,382
     Raw materials                          2,155,850
                                        -------------
                                         $ 14,005,343
                                        =============

3.   BASIS OF PRESENTATION
Income Taxes
------------
The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

Net Income Per Share
--------------------
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the six months ended June 30, 1998, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

4.   LASALLE NATIONAL BANK INDEBTEDNESS
The Company's credit agreement with LaSalle National Bank ("LaSalle") for (a) a revolving line of credit of up to $20 million based on eligible accounts receivable and inventory and (b) a term loan in the initial amount of $4.45 million had an initial term ending May 1, 1999. The Company has agreed to a LaSalle proposal to renew and restructure the credit agreement whereby the revolving line of credit is increased to $22 million and the term loan is extended at the amount outstanding as of the renewal date. Advance rates applicable to eligible accounts receivable and inventory are to increase with the renewal. The credit renewal bears a term ending May 1, 2002. LaSalle has temporarily extended the existing credit agreement to August 15, 1999 so that the renewal process can be completed. At June 30, 1999, the Company was not in compliance with certain loan covenants but had received waivers from LaSalle concerning such noncompliance.

5.   GEOGRAPHICAL SEGMENT DATA

                                             United                                    Consolidated
                                             States        Canada          Europe      Eliminations          Total
                                          -----------    -----------     ----------    -------------      -----------
Total Revenue:
      Unaffiliated customers              $29,079,310    $ 4,297,985     $2,535,054     $         0       $35,912,349
      Inter area transfers                    331,460      3,097,353              0      (3,428,813)                0
                                          -----------    -----------     ----------     -----------       -----------
Total                                     $29,410,770    $ 7,395,338     $2,535,054     ($3,428,813)      $35,912,349
                                          ===========    ===========     ==========     ===========       ===========
Income (loss) from operations             $ 1,470,835       ($12,225)     ($508,107)    $         0       $   950,503
                                          ===========    ===========     ==========     ===========       ===========
Total assets                              $55,714,737    $13,416,098     $4,218,275    ($28,627,835)      $44,721,275
                                          ===========    ===========     ==========     ===========       ===========

6.   COMPANY FACILITIES
The Company has plans to relocate its owned Chicago distribution facility to a larger leased facility in a southern suburb of Chicago in the third quarter of 1999. Such facility will accommodate the Company's growth and increase distribution efficiency. The new lease is for a 263,000 square foot building and calls for monthly rent payments of $49,470 per month plus payments covering principally property taxes. The lease expires October 31, 2004. The Company is negotiating the sale of its present building at a price greater than the property's net book value.




                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATION AND FINANCIAL CONDITION(1)

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared To Three Months Ended June 30, 1998

     Sales increased approximately $1.2 million or 6.4% over the same quarter in 1998 to $20,713,324. This increase is primarily due to gains in sales of brake parts, especially friction products and sales of the Company's premium "Ultimate" brake products. As to non brake businesses, sales of the Company's "commodities" business for the second quarter of 1999 was 28% greater than the same quarter of the prior year. However, this increase was wholly offset by a decrease in sales of the Company's Hungarian gray iron foundry for the quarter ended June 30, 1999 which were 32% less compared to the same 1998 quarter as the foundry worked to replace business lost in the last half of 1998 due to the Russian economic crisis.

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

     Gross profits for the three months ended June 30, 1999 were $4,416,679 or 21.3% of net sales compared to $4,219,859 or 21.7% in the same period of 1998. Such increase in gross profit was principally due to increased sales offset by slightly lower gross profit percentages due to a more unfavorable sales mix between brake and non-brake business.

     Selling, general and administrative expenses for the three months ended June 30, 1999 increased slightly by $24,200 from $3,171,941 (16.3% of net sales) for the second quarter of 1998 to $3,196,141 (15.4% of net sales). Selling, general and administrative expenses as a percentage of sales decreased principally because the fixed component of selling, general and administrative expenses has not increased as the Company's sales increased.

     Other expense for the three months ended June 30, 1999 decreased to $497,362 from $514,679 for the same period of 1998. The decrease is attributable to (a) a slight decrease in interest expense due to lower average interest rates despite a higher level of borrowing at June 30, 1999 compared to June 30, 1998,
(b) absence of foreign exchange losses as occurred in the second quarter, 1998 due to unfavorable fluctuations in the Canadian dollar, and (c) absence of a favorable second quarter, 1998 adjustment of $151,000 to the previously recorded provision for lawsuit settlement .

     Net income for the three months ended June 30, 1999 was $392,159 compared to net income of $349,539 for the same period in 1998. This increase in net income is attributed to higher sales and related gross profit, flat selling, general and administrative expenses and lower other expense as discussed above.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales for the six months ended June 30, 1999 increased by $1,914,151 or 5.6% to $35,912,349. The sales increase is attributable to increased sales of brake products, primarily friction products and sales of the Company's premium "Ultimate" brake products. Sales of non brake warehouse "commodity" business was also higher than the same period in 1998 offset by lower sales in the Company's Hungarian gray iron foundry.

     Gross profits for the six months ended June 30, 1999 decreased $378,248 or 5.2% to $6,873,578. The percent of gross profit for the six month period was 19.1% compared to 21.3% for the same 1998 period. The decrease in gross profits is due to (a) gaining two important new buying groups as customers in late 1998 by aggressive brake parts pricing especially in the first quarter of 1999 in anticipation of significant incremental volumes in the future and (b) reduced sales and related gross profit of UBP Csepel Iron Foundry as there has not been enough new business to compensate for the loss in 1998 of the Foundry's major customer due to the Russian economic crisis. The Company believes that the economic situation in Russia will continue in the short term; however, the Foundry's sales and marketing efforts are successfully being directed toward increasing sales in Central and Western Europe.

     Selling, general and administrative expenses for the six months ended June 30, 1999 increased $292,241 or 5.2% to $5,923,075 from $5,630,834 for the same period in 1998. Such increase was due primarily to expenses incurred to in connection with the Company's effort to improve UBP Csepel's sales and marketing efforts.

     Other Expense for the six months ended June 30, 1999 increased by $18,078 to $1,007,999 from $989,921 for the same period of 1998. The increase is attributable to an absence of a favorable adjustment in the second quarter, 1998 to a previously recorded provision for lawsuit settlement offset by the absence of foreign exchange losses due to unfavorable fluctuations in the Canadian dollar as was recorded in the same period of 1998.

     Net loss for the six months ended June 30, 1999 was $192,995 compared to net income of $391,671 for the same period in 1998. This decrease in net income is attributable to the individual factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1999 was $3,350,632. This net use of cash is because cash generated from operations ($347 thousand) coupled with cash generated through an increase in accounts payable ($2.1 million) and a decrease in inventory ($2.1 million), did not offset cash required to finance growth in accounts receivable ($7.7 million).

     Net cash used in investing activities was $857,253, which is attributable primarily to acquisition of various items of tooling, warehouse equipment and manufacturing equipment, particularly expansion of the Company's friction manufacturing. The Company's investment in warehouse equipment supports larger distribution facilities to enhance efficiency and to accommodate higher volumes. Net cash provided by financing activities was $3,960,115, consisting primarily of borrowings under the Company's revolving credit agreement and capital leases for the purchase of various manufacturing equipment.

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

     The distribution business IT system requires a software upgrade from the vendor to be Year 2000 compliant. The Company chose to upgrade its computer hardware and operating system prior to installing the software upgrades to take advantage of more efficient computer operations and robust capabilities the new operating system offers. The new hardware and operating system have been installed and migration to the fully Year 2000 compliant software upgrades are in place for the Company's United States facilities. Final implementation of the Year 200 software upgrade for the Canadian distribution business is scheduled for mid August, 1999. The cost of the new hardware and operating system software is approximately $75,000. The upgrade version of the software is provided by the vendor under a maintenance agreement.

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

Non-IT Systems

     The Company has considered the risk that the Year 2000 issue may adversely affect non-IT systems in use. In several instances, the provider of outside services has certified Year 2000 compliance (e.g. banking, payroll processing, etc.). The Company believes that its manufacturing processes are not subject to Year 2000 risk due to the nature of the processes and machines in use. The Company also believes that the impact of other non-IT systems not being Year 2000 compliant would be minimal.

Third Party Issues

     The Company is currently addressing the Year 2000 readiness of third parties whose business interruption would have a material adverse affect on our business. Significant vendors and customers have been surveyed to ascertain their plans for Year 2000 readiness. The survey follow up and results are being completed. Any Year 2000 issues discovered through the survey process will be resolved by September 30, 1999.

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

PART II  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On June 7, 1999, Universal Automotive Industries, Inc. held its annual meeting of shareholders. Present at this meeting, in person and by proxy, were shareholders representing 5,282,545 of the 6,784,810 issued and outstanding shares of Common Stock at the date of record (77.9% of the total number of shares of Common Stock outstanding and entitled to vote). The following items were voted upon at the meeting:

a) The following Directors were elected to the Board:
--------------------------------------------------------------------------------
Name                      Votes For        Votes Against         Votes Withheld
--------------------------------------------------------------------------------
Arvin Scott               5,269,365            13,180                   0
--------------------------------------------------------------------------------
Yehuda Tzur               5,269,365            13,180                   0
--------------------------------------------------------------------------------
Sami Israel               5,269,365            13,180                   0
--------------------------------------------------------------------------------
Sheldon Robinson          5,268,865            13,680                   0
--------------------------------------------------------------------------------
Sol S. Weiner             5,268,865            13,680                   0
--------------------------------------------------------------------------------
Dennis L. Kessler         5,269,365            13,180                   0
--------------------------------------------------------------------------------

b) An increase to 700,000 shares in the number of shares the Company is authorized to issue under the Company's Share Option Plan was approved. Holders of Common Stock holding 5,282,545 votes were cast in favor, no votes were cast against, and no shares abstained from voting. c) The firm of Altschuler, Melvoin and Glasser LLP was reappointed as the Company's independent auditors for 1999. Holders of Common Stock holding 5,279,465 votes were cast in favor, 2,480 votes were cast against, and 600 shares abstained from voting.

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

                            Date: August 13, 1999