Form 10-Q
period 1999-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 1999-11-15
CIK 931457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from          to
                                                 ----------  ----------
                         Commission file number 1-13516
                                                -------
                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          36-3973627
-------------------------------                            --------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                           11859 South Central Avenue
                              Alsip, Illinois 60803
                              ---------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (708) 293-4050
                  --------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
   -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of November 11, 1999 was 6,797,310 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                       Page(s)
------------------------------                                      --------
Item 1. Financial Statements

      Consolidated Balance Sheets
               September 30, 1999 (Unaudited) and December 31, 1998      3

      Consolidated Statements of Operations
               (Unaudited) - for the three and nine months ended
               September 30, 1999 and 1998                               4

      Consolidated Statements of Cash Flows
               (Unaudited) - for the nine months ended
               September 30, 1999 and 1998                               5

      Notes to Condensed Financial Statements (Unaudited)                6 - 7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                               8 - 11



PART II.  OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                             12

   Signatures                                                            12

   EXHIBIT II - Computation of Earnings Per Share                        13

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 1999          December 31, 1998
                                                                        ------------------          -----------------
                                                                            (Unaudited)
                                Assets

Current Assets:
   Cash                                                                    $    106,888                $    347,626
   Accounts receivable, trade                                                18,486,821                  10,553,136
   Inventories                                                               18,915,101                  16,101,634
   Income taxes refundable                                                      109,017                     234,225
   Deferred income taxes                                                        883,720                   1,062,800
   Prepaid expenses and other current assets                                  1,606,184                   1,027,198
                                                                           ------------                ------------
                                                                             40,107,731                  29,326,619
                                                                           ------------                ------------

Property and Equipment, net                                                   8,815,229                   8,210,547
                                                                           ------------                ------------

Other Assets:
   Goodwill, net                                                                306,640                     305,945
   Deferred income taxes                                                        145,200                     145,200
   Other assets                                                                 902,997                     940,219
                                                                           ------------                ------------
                                                                              1,354,837                   1,391,364
                                                                           ------------                ------------
                                                                           $ 50,277,797                $ 38,928,530
                                                                           ============                ============
                  Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable, trade                                                 $ 14,468,351                $  6,910,313
   Long-term indebtedness, current portion                                      740,564                     321,500
   Accrued expenses and other current liabilities                             4,903,386                   3,987,300
                                                                           ------------                ------------
                                                                             20,112,301                  11,219,113
                                                                           ------------                ------------

Long-term Liabilities:
   Revolving loan indebtedness                                               15,515,000                  12,910,000
   Subordinated debenture                                                     4,374,375                   4,340,625
   Long-term indebtedness, non-current portion                                3,808,552                   3,784,340
   Deferred income taxes                                                        168,801                     177,072
                                                                           ------------                ------------
                                                                             23,866,728                  21,212,037
                                                                           ------------                ------------

Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,  $.01 par
   value, none issued or outstanding)                                                 0                           0
   Common stock (authorized 15,000,000 shares, $.01 par
   value, 6,797,310 shares and 6,769,425 issued
   and outstanding at September 30, 1999
   and December 31, 1998, respectively)                                          67,973                      67,694
   Additional paid-in-capital                                                 8,338,382                   8,257,398
   Accumulated deficit                                                       (1,556,606)                 (1,228,070)
   Accumulated other comprehensive losses                                      (550,981)                   (599,642)
                                                                           ------------                ------------
                                                                              6,298,768                   6,497,380
                                                                           ------------                ------------
                                                                           $ 50,277,797                $ 38,928,530
                                                                           ============                ============

    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                          1999            1998            1999           1998
                                                          ----            ----            ----           ----
Net sales                                             $18,747,671     $16,137,125     $54,660,020    $50,135,323
Cost of sales                                          14,763,308      12,722,478      43,802,079     39,468,850
                                                      -----------     -----------     -----------    -----------
Gross profit                                            3,984,363       3,414,647      10,857,941     10,666,473
Selling, general, and administrative expenses           3,502,059       2,856,251       9,425,134      8,487,085
                                                      -----------     -----------     -----------    -----------
Income from operations                                    482,304         558,396       1,432,807      2,179,388
                                                      -----------     -----------     -----------    -----------
Other expense:
   Provision for lawsuit settlement                             0               0               0       (151,000)
   Interest expense                                       575,458         557,653       1,594,980      1,606,990
   Other                                                   (1,914)            589)        (13,437)        91,003
                                                      -----------     -----------     -----------    -----------
                                                          573,544         557,072       1,581,543      1,546,993
                                                      -----------     -----------     -----------    -----------

Income (loss) before provision for income taxes           (91,240)          1,324        (148,736)       632,395
Income tax provision                                       44,300          77,599         179,800        316,999
                                                      -----------     -----------     -----------    -----------
Net income (loss)                                       $(135,540)       $(76,275)      $(328,536)      $315,396
                                                      ===========     ===========     ===========    ===========

Comprehensive income (loss):
   Net income (loss)                                    $(135,540)       $(76,275)      $(328,536)      $315,396
   Other comprehensive income (loss),
   foreign currency translation adjustment                105,617          60,114          48,661         (1,516)
                                                      -----------     -----------     -----------    -----------
                                                         $(29,923)       $(16,161)      $(279,875)      $313,880
                                                      ===========     ===========     ===========    ===========
Comprehensive income (loss) Earnings per share:
Basic:
Net income (loss) per share                                $(0.02)         $(0.01)      $(0.05)           $ 0.05
                                                      ===========     ===========     ===========    ===========

Weighted average number of common shares
outstanding                                             6,793,777       6,769,425       6,783,411      6,769,425
                                                      ===========     ===========     ===========    ===========
Diluted:
Net income (loss) per share                                $(0.02)         $(0.01)         $(0.05)         $0.05
                                                      ===========     ===========     ===========    ===========
Weighted average number of common shares
outstanding                                             6,793,777       6,769,425       6,783,411      6,771,359
                                                      ===========     ===========     ===========    ===========

    The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                   -------------------------------------------
                                                                               1999            1998
                                                                           ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                                       $  (328,536)    $   315,396

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                               887,596         940,584
   Provision for lawsuit settlement                                                  0        (151,000)
   Effect of exchange rate changes                                              48,661          (1,516)
   Compensation expense for stock options                                       29,700          23,091
   Deferred income taxes and other                                             256,122         304,431
   Changes in operating assets and liabilities:
      Accounts receivable, trade                                            (7,933,685)     (2,339,645)
      Inventories                                                           (2,813,467)     (3,365,007
      Prepaid expenses and other current assets                               (453,778)       (176,165)
      Other assets                                                            (143,609)       (356,242)
      Accounts payable, trade                                                7,558,038       4,692,660
      Accrued expenses and other current liabilities                           916,086        (115,168)
                                                                          ------------    ------------
    Net cash used in operating activities                                   (1,976,872)       (228,581)
                                                                          ------------    ------------
Cash flows used in investing activities:
   Purchase of property and equipment                                       (1,312,141)       (508,416)
                                                                          ------------    ------------
   Net cash used in investing activities                                    (1,312,141)       (508,416)
                                                                          ------------    ------------
Cash flows from financing activities:
   Net increase in revolving loan indebtedness                               2,605,000       1,080,000
   Proceeds on notes payable                                                   773,026               0
   Principal payments on notes payable                                        (329,750)       (172,977)
   Principal payments on loans from shareholders                                     0         (21,064)
                                                                          ------------    ------------
   Net cash provided by financing activities                                 3,048,276         885,959
                                                                          ------------    ------------
Net increase (decrease) in cash                                               (240,738)        148,962
Cash, beginning of period                                                      347,626         196,010
                                                                          ------------    ------------
Cash, end of period                                                        $   106,888     $   344,972
                                                                          ============    ============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                  $ 1,694,466     $ 1,496,593
                                                                          ------------    ------------
   Cash paid for income taxes                                              $    39,793     $    31,315
                                                                          ------------    ------------

Supplemental disclosure of Noncash Investing and Financing
Activities - issuance of common stock for services                         $    51,563     $         0
                                                                          ------------    ------------

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


2. INVENTORIES
                                       September 30, 1999
                                      -------------------
     Finished goods                      $ 16,688,791
     Work in process                          247,828
     Raw materials                          1,978,482
                                         ------------
                                          $18,915,101
                                         ============

3. BASIS OF PRESENTATION
Income Taxes
------------
The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to losses in the Company's Hungarian subsidiary for which no tax benefits are available.

Net Income Per Share
--------------------
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.


4. LASALLE NATIONAL BANK INDEBTEDNESS
On September 29, 1999, the Company closed a renewal and restructure of the Credit Agreement whereby the existing revolving line of credit was increased to $22 million and the term loan was extended at the amount outstanding as of the renewal date. Advance rates applicable to eligible accounts receivable and inventory are to increase with the renewal.
The credit renewal bears a term ending May 1, 2002.

5. COMPANY FACILITIES

The Company completed a move to a larger leased distribution and headquarters facility located in a southern suburb of Chicago. The Company's former Chicago distribution center building has been sold in a cash transaction closed in October, 1999 netting proceeds of approximately $3 million. Under terms if its Credit Agreement with LaSalle National Bank, the proceeds paid down the existing term loan. The Company will recognize an after-tax gain of approximately $740 thousand or $0.11 per share in the fourth quarter from such sale.


6. ACQUISITION OF TOTAL BRAKE INDUSTRIES, INC.

In November, 1999, the Company acquired certain assets of Total Brake Industries, Inc. located in Walkerton, Virginia. Total Brake Industries, Inc. formulates and manufactures strip lining used in the manufacture of brake shoes and disc brake pucks. Assets acquired include substantially all manufacturing assets and inventory related to the Walkerton facility. The total purchase price was approximately $1.5 million.


7. GEOGRAPHICAL SEGMENT DATA

                                            United                                            Consolidated
                                            States            Canada             Europe        Eliminations           Total
                                          -----------        -----------       ----------     -------------        -----------
Total Revenue:
      Unaffiliated customers              $44,802,530        $ 6,119,418       $3,738,072     $           0        $54,660,020
      Inter area transfers                    476,409          5,194,230                0         5,670,639)                 0
                                          -----------        -----------       ----------     -------------        -----------
Total                                     $45,278,939        $11,313,648       $3,738,072     $  (5,670,639)       $54,660,020
                                          ===========        ===========       ==========     =============        ===========
Income (Loss) from operations             $ 2,116,081        $    72,950       $ (756,224)    $           0        $ 1,432,807
                                          ===========        ===========       ==========     =============        ===========
Total assets                              $61,754,145        $14,711,814       $4,103,499     $ (30,291,661)       $50,277,797
                                          ===========        ===========       ==========     =============        ===========

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATION AND FINANCIAL CONDITION1

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

     Sales for the quarter of $18,747,671 were $2,610,546 or 16.2% greater as compared to the same quarter in 1998. This result was achieved due to significant gains in sales of brake parts, especially sales of the Company's friction products. Sales of non-brake "commodities" and sales of the Hungarian foundry's castings were slightly higher than the corresponding period of 1998. However, sales and production volumes at the foundry continue to be well below breakeven levels. New sales opportunities are being developed to replace sales lost in the latter half of 1998, when the foundry's then largest customer halted orders due to a worsening economic climate in Russia. Although the Company is exploring ways to exit this business as it no longer fits Company objectives, there can be no assurance that the Company will be successful in its efforts.

     Gross profits for the three months ended September 30, 1999 were $3,984,363 or 21.3% of net sales compared to $3,414,647 or 21.2% in the same period of 1998. Gross profit percentages for the core brake business was slightly lower in 1999 compared to 1998 due to some one-time costs incurred in connection with moving to the Company's larger facility. Gross margin percentage was lower at the Hungarian foundry where some pricing concessions were given to maintain production levels. Gross margins for the commodity business were higher in the 1999 third quarter compared to 1998 due to more favorable mix of products.

     Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $645,808 or 22.6% from $2,856,251 for the third quarter of 1998 to $3,502,059. Selling, general and administrative expenses increased principally due to (a) increases in costs which vary in proportion to sales, (b) costs incurred in connection with the relocation of the Company's main distribution center to a larger leased facility and (c) additional cost incurred to augment the sales and marketing efforts at the Hungarian foundry.

     Other expense for the three months ended September 30, 1999 increased to $573,544 from $557,072 for the same period of 1998. The increase is attributable primarily to an increase in interest expense due to a higher average level of borrowing during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 offset somewhat by lower average interest rates.

     Net loss for the three months ended September 30, 1999 was $135,540 compared to net loss of $76,275 for the same period in 1998. This result is indicative of robust operating earnings of the core brake business more than offset by significant operating losses of the Hungarian foundry.

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

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net sales for the nine months ended September 30, 1999 increased by $4,524,697 or 9.0% to $54,660,020. Sales of brake parts for the nine months ended September 30, 1999 increased by 9.6% or $3,973,051 over the same 1998 period attributable mainly to increased sales of friction products. Sales from non-brake warehouse "commodity" business increased $1,444,759 or 36.0% over the same 1998 period. However, sales of the Company's Hungarian foundry were $893,113 or 19.3% lower than the same period of 1998 due to the loss of business late in the nine month period of 1998 of the foundry's largest customer whose business was hurt by the economic crisis in Russia.

     Gross profits for the nine months ended September 30, 1999 increased $191,468 or 1.8% to $10,857,941. The gross profit margin percentage for the nine month period was 19.9% compared to 21.3% for the same 1998 period. Gross profits for the brake business for the nine months ended September 30, 1999 increased $521,551 or 5.5%. Gross profit margin percentage for the brake business decreased to 22.0% for the nine months ended September 30, 1999 from 22.9% for the year earlier period. The decrease in the gross profit margin percentage is due to gaining two important new buying groups as customers in late 1998 by aggressive brake parts pricing, especially in the first quarter of 1999 in anticipation of incremental volumes in the future. Gross profit margin percentage for the Hungarian foundry decreased to 5.2% for the 1999 nine month period compared to 14.6% for the 1998 nine month period due to reduced sales of the Hungarian foundry as there has not been enough new business to compensate for the loss in 1998 of the foundry's major customer due to the Russian economic crisis. Although the Company is exploring opportunities to exit this business, there can be no assurance that the Company will be successful in their efforts. However, the Company is increasing sales and marketing support in the hopes of increasing business in the short term.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $938,049 or 11.1% to $9,425,134 from $8,487,085 for the same period in 1998. Such increase was due primarily to (a) increases in costs which vary in proportion to sales, (b) an increase in sales and marketing support for the Hungarian foundry, and (c) costs attributable to relocating the Company's main distribution center to a larger facility.

     Other Expense for the nine months ended September 30, 1999 increased by $34,550 to $1,581,543 from $1,546,993 for the same period of 1998. The increase is attributable to a lack of a benefit recorded in the 1998 period related to reducing a provision for lawsuit settlement initially recorded in the first quarter of 1997 offset by a lack of foreign exchange losses due to unfavorable fluctuations in the Canadian dollar in 1998. Interest expense for the nine months ended September 30, 1999 was basically flat when compared to the same period of the prior year due to a higher level of borrowings, offset by lower interest rates.

     Net loss for the nine months ended September 30, 1999 was $328,536 compared to net income of $316,999 for the same period in 1998. Despite strong operating income of the brake parts business, operating losses of the Hungarian foundry were substantially greater than the same period in 1998. The foundry has operated at below breakeven levels because new sales have not been enough to replace the business lost in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 1999 was $1,976,872. This was due primarily to cash generated from operations ($.842 million) which, coupled with cash generated through an increase in accounts payable ($7.6 million) and accrued expenses ($.916 million), fell short of the amount of cash required to finance growth in accounts receivable ($7.9 million) and to increase inventories ($2.8 million) to a level the Company considers necessary.

     Net cash used in investing activities was $1,312,141, which is attributable primarily to acquisition of various items of tooling and manufacturing equipment, especially equipment necessary to increase production of friction product to support sales growth in this category. Net cash provided by financing activities was $3,048,276, consisting primarily of borrowings under the Company's revolving credit agreement and proceeds from capital leases used to finance equipment purchases.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers. See Note 4 of Notes to Condensed Financial Statements related to increased borrowing availability under a renewed and extended credit agreement with LaSalle National Bank.


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

     The distribution business IT system required a software upgrade from the vendor to be Year 2000 compliant. The Company chose to upgrade its computer hardware and operating system prior to installing the software upgrades to take advantage of more efficient computer operations and robust capabilities the new operating system offers. The new hardware and operating system have been installed and migration to the fully Year 2000 compliant software upgrades is complete. The cost of the new hardware and operating system software is approximately $75,000. The upgrade version of the software is provided by the vendor under a maintenance agreement.

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

Non-IT Systems

     The Company has considered the risk that the Year 2000 issue may adversely affect non-IT systems in use. In several instances, the providers of outside services have certified Year 2000 compliance (i. e. banking, payroll processing, etc.). The Company believes that its manufacturing processes are not subject to Year 2000 risk due to the nature of the processes and machines in use. The Company also believes that the impact of other non-IT systems not being Year 2000 compliant would be minimal.

Third Party Issues

     The Company is currently addressing the Year 2000 readiness of third parties whose business interruption would have a material adverse affect on the Company's business. Significant vendors and customers have been surveyed to ascertain their plans for Year 2000 readiness. The survey results are being evaluated and appropriate follow-up measures are being taken as required.

     In a highly unlikely worst case scenario in which a portion of the Company's computer system fails to produce accurate data due to Year 2000, a temporary manual/personal computer system would be used until the software is corrected or until replacement software is installed.

     Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude the Company's Year 2000 readiness efforts as planned could have a material adverse impact on the Company's results of operations, financial condition and cash flows in 2000 and beyond.

PART II  OTHER INFORMATION
--------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibit 11 - Computation of Earnings Per Share



                                   SIGNATURES
------------------------------------------------------------------------------
         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                         Date: November 15, 1999