Form 10-K405
period 1999-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2000-04-11
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                             Commission File Number
                                     1-13516

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                       36-3973627
--------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

11859 South Central Avenue, Alsip, Illinois                              60803
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (708) 293-4050

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

                                                     The Chicago Stock Exchange,
Common Stock, $0.01 Par Value                        Nasdaq SmallCap Market
--------------------------------------------------------------------------------
                                                     The Chicago Stock Exchange,
Redeemable Common Stock Purchase Warrants            Nasdaq SmallCap Market
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  NO
   ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of April 6, 2000, was approximately $6,387,000.

         The number of shares of registrant's Common Stock, par value of $0.01 per share, outstanding as of April 6, 2000 was 6,854,310 shares.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----

PART I............................................................................................... 1
         Item 1.    Business......................................................................... 1
         Item 2.    Properties....................................................................... 9
         Item 3.    Legal Proceedings................................................................ 9
         Item 4.    Submission of Matters to Vote of Security Holders................................10

PART II..............................................................................................10
         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............10
         Item 6.    Selected Financial Data (in thousands, except for per share data)................11
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................13
         Item 7a.   Quantitative and Qualitative Disclosure about Market Risk........................16
         Item 8.    Financial Statements and Supplementary Data......................................16
         Item 9.    Changes in and Disagreements With Accounting and Financial Disclosure............16

PART III.............................................................................................17
         Item 10.   Directors and Executive Officers of the Registrant...............................17
         Item 11.   Executive Compensation...........................................................17
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...................17
         Item 13.   Certain Relationships and Related Transactions...................................17

PART IV..............................................................................................17
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................17

                                     PART I

ITEM 1.  BUSINESS(1)

         Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices, as they relate to forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

         We manufacture and distribute brake rotors, drums, disc brake pads, relined brake shoes, non-asbestos brake lining and a complete line of hydraulic parts for the automotive aftermarket. We market approximately 50% of our product under our UBP trademark (Universal Brake Parts) and the balance under our customers' private labels. We believe we are the leading North American supplier of "value line" brake parts (brake parts sold at prices significantly below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors. Many of our "value line" competitors specialize in only one category of brake parts. By offering a full line of "value line" brake products, we believe that we have an advantage over those competitors offering "value line" products in fewer brake part categories in light of the industry trend to consolidate the number of suppliers.

         We also market a premium line of brake rotors and friction products under our Ultimate trademark. We designed the Ultimate product line to compete at the high end of the market by providing exceptional quality and features at slightly lower prices than the established premium brands. The Ultimate product line, since its launch in 1997, has experienced double digit growth. All the friction products and the majority of the rotors in the Ultimate line are manufactured at our manufacturing facilities.

         We are one of four U.S. based aftermarket disc brake rotor and drum manufacturers. We operate a facility in Laredo, Texas which finishes raw rotor castings into finished products. In addition, we research, develop and produce friction products at our Toronto, Canada and Walkerton, Virginia manufacturing plants.

         We also conduct a wholesale "commodities" operation from our headquarters in Alsip, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices.

         We have experienced significant growth in sales of brake rotors and other brake parts. Due to overall improvement of our brake parts business, sales in this category increased by $19.2 million or 45.6% to $61.3 million in 1999 compared to $42.1 million in 1996, the year that we liquidated the non-brake parts warehouse distributor business. However, we can give no assurance that this percentage increase in sales will continue at such level in the future. We currently market our UBP Universal Brake Parts line to warehouse distributors, mass market retailers, specialty, "under-the-car" distributors and national franchise and chain installers located throughout the United States and Canada, principally through our salespeople, independent sales representatives and telemarketing. We have been named a primary private label brake rotor and drum supplier to several national buying groups.

         Our brake part net sales and the related gross profit as a percentage of total net sales and gross profit (excluding the Hungarian foundry) increased to 90.5% and 94.7%, respectively, in 1999 compared to 73.9% and 76.4%, respectively, in 1996, the year that we liquidated the non-brake parts warehouse distribution business.


-----------
(1) Some of the statements included in Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

         In October 1995, we acquired the assets of Csepel Iron Foundry Works, a producer of high quality gray iron and ductile iron casting products, located in Budapest, Hungary. In December 1999, we decided to exit the foundry business. Our plan is to market the foundry for sale and, should that effort not be successful, then discontinue all operations at the Hungarian foundry and liquidate. In the 1999 financial statements, we have written down the carrying value of the foundry property to its estimated net realizable value and have provided a reserve for estimated costs to dispose and estimated losses of the foundry until it is disposed or liquidated. We are marketing the foundry for immediate sale. Our disposal plan anticipates a sale or closure of the facility no later than December 31, 2000.

         Our strategy is to capitalize on the increasing demand for brake parts and the higher gross margins on sales of such brake parts by expanding our brake parts manufacturing and distribution business. We believe that we can implement our expansion strategy by: (i) gaining additional market share of friction brake products with existing drum and rotor customers; (ii) being a complete "value line" brake part supplier; (iii) possibly acquiring other specialty brake parts distributors; (iv) being a low cost producer of brake parts; (v) increasing our SKU coverage to existing customers; and (vi) building brand recognition through our Ultimate brand brake parts (a premium product line). We may seek additional debt or equity financing to finance this expansion.

         We have under consideration the proposed funding of an e-commerce business which would be operated as a new subsidiary. We are preparing a business plan for this proposed "business-to-business" e-commerce enterprise and we hope to finalize the business plan within the next several months.

         As part of our strategy to expand our specialty brake parts distribution business and increase our focus on this segment, we have taken the following actions:

         (i) April 1995 - we purchased the brake rotor and drum inventory and customer list of the passenger car division of MHD Automotive, an Illinois-based distributor of brake parts;

         (ii) June 1995 - we acquired the inventory and customer list of North American Rotor, Inc., a distributor of brake drums and rotors;

         (iii) October 1995 - we acquired the assets of Csepel Iron Foundry Works in Budapest, Hungary with a view toward potential future upgrading in order to eventually produce brake rotors for internal requirements;

         (iv) January 1996 - we acquired the remaining 50% of the outstanding stock of UBP Friction, Inc., a Canadian-based specialty manufacturer of brake friction parts, and now own 100% of the outstanding capital stock of that company;

         (v) March 1996 - we acquired the brake parts inventory and customer list of MPW Brake Supply of Cambridge, Massachusetts, an aftermarket brake parts distributor on the East Coast;

         (vi) June 1996 - we acquired the assets and goodwill of North American Friction Inc., a Canadian manufacturer of a brake friction component used in our brake friction manufacturing process;

         (vii) September 1996 - we substantially liquidated our non-brake parts warehouse/distribution division which enabled us to utilize the financial, warehouse and personnel resources previously used by such division in our higher margin brake parts business. We substantially completed the liquidation by December 31, 1996;

         (viii) November 1996 - we acquired all of the assets of the MCI Automotive Division of Excel Industries which was in bankruptcy. We acquired the inventory at values substantially less than then current market values and we have sold substantially all such inventory. We also acquired a substantial number of additional brake rotor patterns and additional equipment to increase our manufacturing capacity;

         (ix) November 1997 - we launched our premium brake category, Ultimate Brake Parts(TM);

         (x) November 1999 - we purchased substantially all the assets of Total Brake Industries, Inc. of Walkerton, Virginia, which will enable us to expand our production of brake pads and brake shoes from both new and used brake cores; and

         (xi) December 1999 - we decided to discontinue all operations at our Csepel Iron Foundry Works in order to concentrate on our North American based operations.

THE INDUSTRY

         The brake parts segment of the automotive aftermarket is the segment of that industry currently experiencing the most growth. United States brake systems aftermarket manufacturers revenues totaled $2.23 billion in 1998. While the overall market is growing at a rate of approximately 2% per year (following the total growth in the number of vehicles), the brake portion of the industry is currently enjoying growth of 4% to 5% per year. This larger growth rate is supported by several factors, including increasing wear and tear on brakes, changes in vehicle design, improved components (e.g., front wheel drive, semi-metallic disc pads and ABS braking systems), increased speed limits and an overall increase in the number of miles driven per year.

         The introduction of front wheel drive vehicles in 1980 resulted in changes in vehicle design. The mix of front to rear braking changed over the years from 60% front - 40% rear to as high as 85% front - 15% rear. This equates to much higher heat on the front rotors as they are forced to do much more of the braking, resulting in increased wear on rotors.

         The government has mandated targets for improving fuel economy and imposed sizable taxes for not attaining such targets. Car manufacturers have generally chosen reducing vehicle weight as the short-term method of improving fuel economy. One of the prime targets has been the braking system which has always been over designed and, therefore, overweight. Rotors and calipers were reduced in size to help achieve these new weight targets, which reduces rotor and disc pad life. Lighter weight rotors are less costly than heavier rotors and upon wearing down it is generally more cost effective to discard, rather than refurbish the rotors.

         Increased speed limits have increased braking system usage. Speed limits in several states have been increased from the 55 mph of the mid 1970's to as high as 75 mph in some states. This 36% increase in speed requires almost 300% more braking power to achieve the same stopping distance. In response to these increased demands placed on braking systems, vehicle manufacturers created anti-lock braking systems which electronically monitor the performance of each wheel to assure that is does not lock and skid, thus reducing the braking power of that wheel. This system rapidly activates and releases pressure on a wheel to keep it from locking up and skidding. This rapid action on the brake system tends to increase wear of the brake components.

         Specifications for bringing a vehicle to a complete stop from 60 mph have been reduced from 150 feet to 90 feet. To achieve this result, car manufacturers specify metallic brake pads which have shorter life and which, in turn, shorten the life of the brake rotor.

         Demands on the braking systems associated with these factors have increased dramatically (300% to 500%) while the basic design of the systems has remained relatively constant. We believe that the brake category of the automotive aftermarket will continue to grow at the 4% to 5% level well into the next decade.

PRODUCTS

         We supply a wide range of brake components to all levels of distribution. Our manufacturing facilities in both the U.S. and Canada produce brake drums and rotors as well as a full range of friction products, primarily disc brake pads and brake shoes. We purchase from unaffiliated vendors those products required to complete our product offering. We are one of four U.S. based aftermarket disc brake rotor and drum manufacturers and the only "value line" supplier with basic manufacturing capability. We believe that our "value line" competitors do not have our breadth or scope of manufacturing capacity, and are, therefore, subject to the competitive disadvantages inherent in dependence upon third party suppliers.

         The development of this basic manufacturing capability has positioned us to compete with the established brand names in the industry by marketing a premium line of brake rotors and friction products under its Ultimate Brake Parts(TM) label. Consolidation in the distribution and manufacturing segments of the brake aftermarket has left customers with fewer and fewer alternatives. We believe that this will offer us substantial opportunities for increasing market penetration in the future. Although some new competitors have been formed recently from executives leaving the consolidated companies, they tend to be relatively small companies which lack the breadth of product offering and the "value added" of manufacturing their products directly, rather than simply purchasing their products from others.

MARKETING AND DISTRIBUTION

Marketing

         We currently market products to all levels of distribution under the name "UBP Universal Brake Parts" as well as under a number of private label programs for large buying groups, national franchise programs and installer chains. The long term strategy, while growing the private label program, is to improve UBP brand recognition in the market place and position our product lines to compete with established branded products. Branded products generally are offered by our competitors at a premium price, thus, offering customers who choose UBP products substantial opportunity for improved margin performance. This group of competitors also currently commands approximately 70% of the total brake market, making them a prime competitive target.

         We employ a sales force that directs our independent sales representative network and the other brake marketing activities. Arrangements with our independent sales representatives may be terminated at any time by either party. We also perform telemarketing operations directed at national franchise and chain installers.

Distribution

         Our 263,000 square foot Alsip, Illinois facility acts as the primary facility for our United States distribution. We also maintain a redistribution warehouse in Southern California. We upgraded our California facility in 1999 to better service our growing West Coast distribution.

         We conduct a wholesale commodities operation from our headquarters facility in Alsip, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices. We make large volume purchases of products on the open market, generally buying from foreign and domestic manufacturers and other warehouse distributors, and resell such products to other warehouse distributors, mass market retailers and jobbers. Such operations result in gross margins that are significantly lower than gross margins from our other operations. However, they generally require minimal resources and contribute to our overall gross profit. We can make no assurance that future market conditions will be favorable to our wholesale commodities operations or that we will continue to generate sufficient revenues or acceptable profit margins from such wholesale operations. For the years ended December 31, 1997, 1998 and 1999, net sales from our wholesale commodities operations accounted for approximately 8%, 9% and 10% of our total net sales (excluding the Hungarian foundry), respectively, and 4%, 5% and 5% of our total gross profits (excluding the Hungarian foundry), respectively.

MANUFACTURING

         The Laredo, Texas rotor machining facility has a current capacity of approximately 750,000 units on a two shift basis. Through the acquisition of Excel Industries' MCI operation in 1996, we acquired approximately 200 foundry tools, which provided the base to manufacture approximately 210 different part numbers representing approximately 80% of our total volume in the drum and rotor category. We established a relationship with Waupaca Foundry, Inc. ("Waupaca") to supply raw castings as a result of its MCI acquisition. Waupaca is the premier rotor casting vendor in North America.

         We acquired North American Friction in 1996 to provide a basic friction manufacturing capability from a 17,000 square foot facility located in suburban Toronto, Ontario. Today, as a result of the double digit growth in the sales of friction products since we entered that market segment, North American

Friction now occupies an 80,000 square foot facility in suburban Toronto, Ontario. We now offer a full line of a variety of friction grades in both riveted and integrally molded disc brake pads. North American Friction was awarded ISO 9001 certification in July 1999.

         We acquired Total Brake Industries' assets in November 1999 and operate from a leased facility in Walkerton, Virginia. This enables us to increase our manufacturing of pucks for disc brake pads and produce strip lining for the remanufacturing of brake shoes, as well as to move our brake shoe manufacturing and remanufacturing operations from Ontario, Canada, thereby freeing up additional capacity for brake pad manufacture in Canada.

         Our wholly-owned foundry operation in Budapest, Hungary is capable of producing complex, hand-formed castings primarily for the European market. We are marketing the foundry for sale and will discontinue operations at the foundry once a sale is completed or discontinue and liquidate the foundry if a sale is not consummated.

         Our principal executive offices are located at 11859 South Central Avenue, Alsip, Illinois 60803, and our telephone number is (708) 293-4050. Unless the context otherwise requires, the term "we" includes Universal Automotive Industries, Inc. and our direct and indirect subsidiaries, including our predecessor, Universal Automotive, Inc.

SUPPLIERS AND RAW MATERIALS

Suppliers

         Product selection and purchasing functions for our U.S. brake parts business are centralized at our headquarters in Alsip, Illinois. We purchase the brake part SKUs that we do not manufacture from over a dozen suppliers located throughout the world. Currently, we import approximately 70% of our brake part inventories from suppliers located in the People's Republic of China, with the balance from various suppliers in Taiwan, Italy, the United States and Canada.

         Although certain suppliers may provide a majority or all of our requirements for a particular product or product subcategory, no supplier accounted for more than 60% of our U.S. total product purchases during 1999. We believe that the loss of any one or more of its suppliers would not have a material adverse effect on us and that alternative sources of supply are readily available at comparable prices in all product categories. We believe that our relationships with our suppliers are good.

Tariff

         The International Trade Commission ruled rotors sales from China materially injured U.S. rotor manufacturers. As a result of this affirmative determination, the U.S. Customs Service has imposed anti-dumping duties on certain Chinese suppliers. The dumping duties can be reviewed yearly if requested by a Chinese manufacturer or by a U.S. brake rotor manufacturer. Depending on the results of the investigation, the tariff may be decreased or increased. The dumping duties are plant specific and are retroactive to the importer of record. However, we are not the importer of record for this purpose and, therefore have been unaffected by dumping duties.

Warranties

         The manufacturers of automotive aftermarket products typically provide replacement warranties or a discount in lieu of warranty. We provide replacement warranties on products sold.

Raw Materials

         The main components used in our brake rotor manufacturing operations are raw iron castings. We primarily purchase raw castings from Waupaca. In addition to Waupaca, we purchase castings from several foundries in Canada.

         We duplicate certain raw iron casting patterns used for the production of our better selling brake rotors and place such patterns at different foundries to assure a supply of the raw iron castings produced from such patterns. Although we believe that we have developed good relationships with the foundries that supply our raw iron castings, any of such foundries could discontinue producing such castings for us at any time. We believe that the number of foundries equipped to produce raw iron castings such as the ones used by us in our manufacturing operations is limited. The loss of any major foundry as a supplier of raw iron castings and our inability to identify new foundries for the production of raw iron castings in a timely manner could have a material adverse effect on our business. In addition, there can be no assurance that the foundries currently producing our raw iron castings will be able to accommodate the anticipated expansion of our manufacturing capabilities. We are continuously seeking to locate additional foundries that would be suitable for the production of our raw iron castings.

COMPETITION

         Our markets are highly competitive. As a brake parts manufacturer and distributor, we compete directly with other brake part manufacturers and brake parts distributors, including Aimco and Raybestos/Brake Products (divisions of Dana Corporation), Wagner Brake Products (a division of Federal Mogul) and Bendix (a division of AlliedSignal Co.), as well as numerous value line distributors specializing in one specific brake category.

         We compete primarily on the basis of price, inventory availability, delivery time and service. Many of our competitors in both the jobber and the specialty brake parts distribution markets are larger and have greater capital, management and other resources than we have. No assurance can be given that we will continue to compete successfully with such other competitors.

TRADEMARK

         We believe that our labels, UBP (Universal Brake Parts) and Ultimate are important to our marketing efforts and a significant portion of our net sales are derived from sales of brake parts which we market under them. The UBP Universal Brake Parts and Ultimate Braking Power trademarks have been registered with the United States Patent and Trademark Office and Canadian Trademarks Office. There can be no assurance that prior registrations and/or uses of the trademark (or a confusingly similar mark) do not exist in the United States, in which case we might thereby be precluded from using such trademark in the United States. We can offer no assurance that our trademark would be upheld if challenged or that we would not be prevented from using the trademark, both of which could have an adverse effect on us.

EMPLOYEES

         As of December 31, 1999, we had 352 full-time employees employed at our continuing operations in North America.

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

         In addition to those matters already set forth in Item 1, Business, the following may result in our not achieving certain results included in any statement that may be considered a forward looking statement. We caution the reader that the following risk factors may not be exhaustive.

EXPANSION; POSSIBLE NEED FOR ADDITIONAL FINANCING

         Our continued growth and financial performance will depend in part on our ability to continue to expand our business through: (i) gaining additional market share for friction brake products; (ii) the purchase of additional manufacturing machinery and brake rotor patterns to increase the number of brake rotor SKUs we manufacture; (iii) the possible acquisition of other brake parts manufacturers or distributors on favorable terms; and (iv) additional sales penetration of current customers. While we regularly evaluate and discuss possible acquisitions, we have not entered into any binding agreement with any potential acquisition candidates, we cannot assure you that we will be successful in locating suitable acquisition candidates or that we will consummate any additional acquisitions in the future. In addition, we can make no assurances that any operations that we acquire will be effectively and profitably integrated into our current operations. Our future results will be affected by our ability to manage our operations and growth effectively and to continue to obtain an adequate supply of quality brake parts on a timely and cost-effective basis to meet the growing demand for our UBP Universal Brake Parts products. We can offer no assurance that any future expansion of our operations or acquisitions will not have an adverse effect on our operating results, particularly during the periods immediately following any such expansion or acquisition. We will be required to seek additional financing to fund our expansion through acquisitions or the upgrade of existing facilities. We have no current commitments or arrangements for additional financing and we can make no assurances that additional financing will be available to us on acceptable terms, or at all. We may also issue common stock or other securities in connection with future acquisitions, resulting in additional dilution to our existing stockholders.

LEGAL PROCEEDINGS

         We have reserved $301,000 as a loss reserve with respect to a lawsuit with First National Parts Exchange (the "Estate"). We cannot assure you that such reserve is adequate. In the event a judgment in excess of such sum is entered in favor of the Estate pursuant to the appeal of the lower court's decision in this case, we will be required to pay or bond over (on appeal) against such judgment. We cannot assure you that we will have sufficient resources to cover any judgment in excess of our resources.

         In January 2000, a lawsuit was filed against us by the Plan Administrator for a bankrupt former customer (APS Holding Corporation) seeking recovery of alleged preferences in excess of $2.2 million. We believe that all payments received by us were in the ordinary course of business and intend to vigorously contest the allegations. Potential damages, if any, are not covered by insurance. Management believes that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations. There can be no assurances that we will prevail.

BANK FINANCING

         We have incurred significant indebtedness in connection with our operations. As of December 31, 1999, our total consolidated indebtedness was approximately $23 million. A substantial portion of this indebtedness is secured by substantially all of our assets (except the Hungarian foundry assets) and by a pledge of all of our subsidiaries' outstanding capital stock. As a result of such indebtedness, we: (i) are prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness; (ii) could be hindered in our efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes; and (iii) would be vulnerable to increases in interest rates since substantially all of our borrowings are at floating rates of interest.

         On September 29, 1999, we completed a renewal and restructuring of our credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for a revolving line of credit of up to $22,000,000, based on eligible accounts receivable and inventory, and a term loan in the amount of $3,779,194 secured by the Company's equipment and real estate. In connection with the sale of our Chicago facility in October 1999, we paid down the term loan at that time by $2,842,873. Our revolving credit facility, which is for an initial term ending May 1, 2002, bears interest at the Bank's announced prime rate plus 0.5% per annum, subject to an ongoing option to convert to an interest rate at LIBOR plus

2.5% per annum. The term loan is payable in monthly principal installments of $18,705, with a balloon payment of $3,183,292 due on May 1, 2002, and bears interest at prime plus 0.75% per annum.

         On July 14, 1997, we sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through December 31, 1999, we issued Finova warrants to purchase 1,125,000 shares of our common stock at an exercise prices ranging from $0.83 to $1.53, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. Finova will also receive warrants to purchase an additional 225,000 shares of common stock on each of August 14, 2000 and August 14, 2001; except, however, if we prepay the debenture before a scheduled warrant issue date, then we will not issue any subsequent warrants. In each instance, the exercise price for the warrants is 80% of the average closing bid price of our common stock for the 20 days preceding each such warrant issue date.

DEPENDENCE UPON KEY PERSONNEL

         Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Arvin Scott, our President and Chief Executive Officer, and Yehuda Tzur, our Chairman of the Board, respectively. The loss of the services of Mr. Scott or Mr. Tzur could have a material adverse effect on us. We have employment agreements with each of these individuals. We maintain, and intend to continue to maintain, key man term life insurance policies covering the life of each of Mr. Scott or Mr. Tzur in the amount of $6,000,000 and $1,000,000, respectively, the proceeds of which would be payable to us.

INSURANCE

         Although we currently have general liability insurance for all our operations, prior to September 1994 we did not have general or products liability insurance for our brake rotor manufacturing operations. We would be adversely affected if we should incur liability for a general or products liability claim relating to an incident which occurred prior to the time that we obtained general and products liability coverage for our manufacturing operations. To date, no such claim has been asserted against us. In addition, we would be adversely affected by the incurrence of liability which is not covered by insurance or is in excess of policy limits.

NO DIVIDENDS

         We do not currently intend to declare or pay any cash dividends on our common stock in the foreseeable future and anticipate that earnings, if any, will be used to finance the development and expansion of our business. Moreover, our bank lines of credit prohibit the declaration and payment of cash dividends. Prospective investors should not expect us to pay dividends on our common stock until such time, if any, that we are able, if at all, to obtain a release of the prohibition on the payments of dividends imposed by the terms of our credit facilities. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors, including our contractual obligations.

ITEM 2.      PROPERTIES

         The following table sets forth the general location, principal uses and approximate size of our principal properties and whether such properties are leased or owned:

====================================== ======================================== ====================== ===============
                                                                                     APPROXIMATE           LEASED
                                                                                        AREA                 OR
              LOCATION                                   USE                       IN SQUARE FEET          OWNED
-------------------------------------- ---------------------------------------- ---------------------- ---------------
Alsip, Illinois                        Company headquarters, executive and             263,000             Leased
                                       sales offices and full-service
                                       warehouse
-------------------------------------- ---------------------------------------- ---------------------- ---------------
Walkerton, Virginia                    Conventional brake pad manufacturing             77,000             Leased
                                       and brake shoe manufacturing
-------------------------------------- ---------------------------------------- ---------------------- ---------------
Budapest, Hungary                      Foundry                                         270,000             Owned
-------------------------------------- ---------------------------------------- ---------------------- ---------------
North York, Ontario, Canada            Conventional brake pad manufacturing             46,000             Leased
                                       and brake shoe manufacturing
-------------------------------------- ---------------------------------------- ---------------------- ---------------
Compton, California                    Specialty brake parts warehouse                  28,200             Leased
-------------------------------------- ---------------------------------------- ---------------------- ---------------
North York, Ontario, Canada            Conventional and integrally molded               32,800             Leased
                                       brake pad manufacturing
-------------------------------------- ---------------------------------------- ---------------------- ---------------
Laredo, Texas                          Brake parts manufacturing                        50,000             Leased
====================================== ======================================== ====================== ===============

         We lease our Alsip Distribution Center from an unaffiliated party for approximately $594,000, expiring October 31, 2004. The warehouse portion of our headquarters facility (approximately 252,000 square feet) is currently fully utilized. We lease our specialty brake parts warehouse facility located in Los Angeles, California, from an unaffiliated party for approximately $140,000 per year, expiring in August 2002.

         We lease the North York, Ontario brake pad and brake shoe manufacturing facility from an unaffiliated third party for approximately $180,000 per year, expiring in April 2000. We lease the North York, Ontario brake pad manufacturing facility from an unaffiliated party for approximately $140,000 per year, expiring in June 2000. In February 2000, we entered into a new lease for a 79,300 square foot manufacturing facility in Brampton, Ontario, Canada into which we will combine all Canadian manufacturing facilities.

         We lease our Laredo, Texas manufacturing facility from an unaffiliated party for approximately $121,500 per year, expiring in December 2000. We believe that this facility will provide adequate capacity for our currently anticipated brake rotor manufacturing operations.

         The Walkerton, Virginia manufacturing facility produces friction material used in the brake shoe manufacturing and remanufacturing process as well as conventionally molded brake pads. We lease the facility from the former owner of the Total Brake Industries business acquired in November 1999 at a rate of $72,000 per year.


ITEM 3.      LEGAL PROCEEDINGS

         During 1995, a lawsuit was filed against us in the United States Bankruptcy Court by a Trustee of the bankrupt estate of First National Parts Exchange, Inc. (the "Estate") with which we had transacted both purchases and sales of certain automotive parts in 1992 and 1993. We recorded a provision of $650,000 in the first quarter of 1997 to reflect a settlement agreement with the Trustee. The settlement agreement lapsed as of July 31, 1997.

         On July 10, 1998, after a trial held in the Bankruptcy Court, the Bankruptcy Court ruled that the vast majority of the Trustee's claims were invalid. Our liability for the claims held as valid was approximately $499,000, for which we paid approximately $198,000 in 1998. As a result, we recorded benefit for lawsuit settlement of $151,000 (pre-tax) in the second quarter of 1998. The Trustee has appealed certain portions of the judgment and we have appealed certain portions of the $499,000 judgment against us, seeking a reduction of our liabilities. While the Trustee's claim involves substantial amounts, it is the opinion of management that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations. We can give no assurances as to the outcome of the appeal.

         In January 2000, a lawsuit was filed against us by the Plan Administrator for a bankrupt former customer (APS Holding Corporation) seeking recovery of alleged preferences in excess of $2.2 million. We believe that all payments received by us were in the ordinary course of business and intends to vigorously contest the allegations. Potential damages, if any, are not covered by insurance. Management believes that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations. There can be no assurances that we will prevail.

         All other legal proceedings and actions to which we are a party are of an ordinary and routine nature incidental to the operations of us. We believe that such proceedings will not, individually or in the aggregate, have a material adverse effect on our business or financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         Our Common Stock is listed on the Nasdaq SmallCap Market under the symbol "UVSL" and on The Chicago Stock Exchange under the symbol "UVS." The Redeemable Common Stock Purchase Warrants (the "Warrants") are listed on the Nasdaq SmallCap Market under the symbol "UVSLW" and on The Chicago Stock Market under the symbol "UVSWS." The following table sets forth, for the periods indicated, the high and low sale prices per share for our Common Stock and for the Redeemable Common Stock Purchase Warrants as reported by the Nasdaq SmallCap Market, on a quarterly basis, for the years 1998 and 1999. Our Common Stock and the Warrants were initially listed on the Nasdaq SmallCap Market and on The Chicago Stock Exchange on December 15, 1994.

COMMON STOCK

                            HIGH              LOW
                            ----              ---
1999
 First Quarter ........ $     2.50        $     1.06
 Second Quarter .......       2.06              1.25
 Third Quarter ........       2.12              1.37
 Fourth Quarter .......       2.56              1.59

1998
 First Quarter ........ $     1.91        $      .91
 Second Quarter .......       1.50              1.00
 Third Quarter ........       2.00               .75
 Fourth Quarter .......       1.69               .50

REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                            HIGH              LOW
                            ----              ---
1999
 First Quarter ........ $      .50        $      .25
 Second Quarter .......        .53               .31
 Third Quarter ........        .59               .31
 Fourth Quarter .......        .78               .19

1998
 First Quarter ........ $      .28        $      .25
 Second Quarter .......        .25               .16
 Third Quarter ........        .25               .09
 Fourth Quarter .......        .19               .06

         As of April 6, 2000, there were approximately 950 beneficial holders of our Common Stock.

         We have not paid any cash dividends on our Common Stock. We do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future and anticipate that earnings, if any, will be used to finance the development of and expansion of our business. Moreover, our bank lines of credit prohibit the declaration and payment of cash dividends. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors, including our contractual obligations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         In December 1999, we lowered the strike price of our Warrants from $7.00 to $2.25 per share and extended the expiration of the exercise period to December 31, 2000. We also registered all of the shares which we will issue in connection with the exercise of the Warrants. In exchange for consulting services, we issued (a) in 1999 warrants to purchase 200,000 shares of common stock at exercise prices ranging from $1.4375 to $2.00 per share exercisable until 2004 and (b) in 1998 warrants to purchase 50,000 shares of common stock at an exercise price of $1.375 per share exercisable until 2003.

ITEM 6.      SELECTED FINANCIAL DATA  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

         The following selected financial data should be read in conjunction with our financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data at December 31, 1999 and 1998 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 1995 and the balance sheet data at December 31, 1996 and 1995 are derived from audited financial statements not included herein.

                                                                 (in thousands except for per share data)
                                                                        Years Ended December 31,(1)
                                             -------------------------------------------------------------------------------
                                                1999             1998             1997             1996              1995
                                             -----------      -----------      -----------      -----------      -----------
----------------------------------------
Statement of Operations Data:
Net sales                                    $    67,759      $    58,252      $    55,821      $    57,009      $    45,465
Cost of sales                                     53,539           45,917           43,840           46,203           37,035
                                             -----------      -----------      -----------      -----------      -----------
Gross profit                                      14,220           12,335           11,981           10,806            8,430
Selling, general and administrative               11,909           10,101           12,773            9,478            7,503
                                             -----------      -----------      -----------      -----------      -----------
Income (loss) from operations                      2,311            2,234             (792)           1,328              927
                                             -----------      -----------      -----------      -----------      -----------
Other expense (income):
Provision (benefit) for lawsuit
settlement                                             0             (151)             650                0                0
Interest expense                                   2,025            1,916            1,422              916              822
Loss (Gain) on disposition of assets              (1,153)               0               12              (44)               0
Other                                                (10)              94               19              (58)             (23)
                                             -----------      -----------      -----------      -----------      -----------
                                                     862            1,859            2,103              814              799
Income (Loss)  before Provision              -----------      -----------      -----------      -----------      -----------
(Benefit) for Income Taxes                         1,449              375           (2,895)             514              128
Income Tax Provision (Benefit)                       398              (86)          (1,070)              99              (33)
                                             -----------      -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations           1,051              461           (1,825)             415              161
                                             -----------      -----------      -----------      -----------      -----------



Discontinued operations:
Loss from discontinued operations                 (1,254)            (642)            (261)            (908)             (97)
Loss on disposal of discontinued operations       (3,083)               0                0                0                0
                                             -----------      -----------      -----------      -----------      -----------
Total loss from discontinued operations           (4,337)            (642)            (261)            (908)             (97)
                                             -----------      -----------      -----------      -----------      -----------
Net Income (Loss)                            $    (3,286)     $      (181)     $    (2,086)     $      (493)     $        64
                                             ===========      ===========      ===========      ===========      ===========


Earnings per share(2):
Basic:
Continuing operations                        $      0.15      $      0.07      ($     0.27)     $      0.06      $      0.02
Discontinued operations                            (0.63)           (0.10)           (0.04)           (0.13)           (0.01)
                                             -----------      -----------      -----------      -----------      -----------
Net                                          $     (0.48)     $     (0.03)     $     (0.31)     $     (0.07)     $      0.01
                                             ===========      ===========      ===========      ===========      ===========

Diluted:
Continuing operations                        $      0.14      $      0.07      ($     0.27)     $      0.06      $      0.02
Discontinued operations                            (0.59)           (0.09)           (0.04)           (0.13)           (0.01)
                                             -----------      -----------      -----------      -----------      -----------
Net                                          $     (0.45)     $     (0.02)     $     (0.31)     $     (0.07)     $      0.01
                                             ===========      ===========      ===========      ===========      ===========

Weighted average number of common
Shares outstanding:
Basic                                          6,789,582        6,769,425        6,751,732        6,647,796        6,500,000
Common stock equivalents resulting from
warrants and options                             511,129          152,708                0          189,428          629,966
                                             -----------      -----------      -----------      -----------      -----------
Diluted                                        7,300,711        6,922,133        6,751,732        6,837,224        7,129,966
                                             ===========      ===========      ===========      ===========      ===========

                                         ----------------------------------------------------------
                                                               December 31,(1)
                                            1999        1998        1997        1996        1995
                                         ----------  ----------  ----------  ----------  ----------
--------------------------------------
Balance Sheet Data:
Working capital                          $   18,488  $   18,108  $   17,980  $   14,268  $   14,327
Total assets                                 43,160      38,102      36,501      35,697      26,006
Long-term debt, less current portion         22,718      21,212      20,555      17,782      12,085
Total stockholders' equity                    3,073       6,497       7,069       8,856       8,559



(1) Certain amounts reported in the 1995, 1996, 1997, and 1998 financial statements have been reclassified to conform with the 1999 presentation without affecting previously reported income from operations.

(2) "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. Income from operations is used as the "control number" in determining whether those potential common shares are dilutive or antidilutive. For the year ended December 31, 1997 diluted earnings per share and basic earnings per share are identical because the loss from continuing operations incurred during that year is antidilutive. For the years ended December 31, 1999, 1998, 1996, and 1995, there is income from continuing operations and, accordingly, the additional options and warrants are considered because their effect is dilutive. See Note 2 of the Notes to our Consolidated Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, non-asbestos friction lining, and a complete line of hydraulic parts. We believe that we are the leading supplier of "value line" brake parts (brake parts sold at prices significantly below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America.
         Management's discussion and analysis of financial condition and results of operations that follow are based on restated financial condition and results of operations for all years presented due to the treatment of the Company's Hungarian foundry as a discontinued business as more fully described in Note 9 to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

Year Ended December 1999 compared to the Year Ended December 31, 1998

         Our net sales for the year ended December 31, 1999 increased to $67,759,000 as compared to 1998 full year sales of $58,252,000, an increase of $9,507,000 or 16%. The increase in sales is due to (i) a full year of sales to customers added in 1998, especially buying groups, (ii) additional sales penetration of established customers and (iii) growth of sales of friction products and premium "Ultimate" products.

         Gross profit for the year ended December 31, 1999 was $14,220,000 or 21.0% of net sales. This compares to gross profit for the same period of 1998 of $12,335,000 or 21.2%. The 15% increase to 1999 from 1998 is due to increased sales offset by one-time moving costs and higher facility costs associated with our move to a larger Chicago area distribution facility.

         Our selling, general and administrative expenses for the year ended December 31, 1999 increased $1,808,000 or 18% to $11,909,000 from $10,101,000 for the same 1998 period. The increase is due mainly to expenses which increase with increases in sales (such as freight and commissions) and additional marketing and sales allowances associated with gaining additional customers.

         Income from operations for the year ended December 31, 1999 increased to $2,311,000 from $2,234,000 for the year ended December 31, 1998. This increase is due to higher sales in 1999 offset by higher selling, general and administrative expenses , especially those expenses which vary with sales.

         Other expenses for the year ended December 31, 1999 decreased $997,000 to $862,000 as compared to $1,859,000 for the same period of 1998. The change was due to (i) increased interest expense due to a higher average level of borrowing and higher interest rates, (ii) lack of a favorable 1998 adjustment to the lawsuit reserve, offset by (iii) recognizing in 1999 a $1,200,000 gain on the sale of our former Chicago warehouse and headquarters building.

         The loss from operating the Hungarian gray iron foundry increased to $1,254,000 for the year ended December 31, 1999 from a loss of $642,000 for the same 1998 period. The increase in such loss from discontinued operations was due primarily to the full year impact of the loss of a major customer in the fourth quarter of 1998. The Company recorded in 1999 a $3,083,000 loss on the disposal of the discontinued operations which includes a writedown of the foundry property and equipment, and a provision for estimated costs of disposition. Thus the total loss from the discontinued Hungarian foundry operation was $4,337,000. See Note 9 of the Notes to the Consolidated Financial Statements.

         Net loss for the year ended December 31, 1999 increased to $3,286,000 from a loss of $181,000 for the year ended December 31, 1998. The increased loss was due to the factors discussed above, especially the provision for loss on the disposal of the discontinued Hungarian gray iron foundry.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

         Our net sales for the year ended December 31, 1998 increased by $2,431,000 or 4% to $58,252,000 from $55,821,000 in 1997. Sales of our core brake parts business increased by 3% compared to 1997, due to increased penetration of the friction products segment of the automotive aftermarket, rapid customer acceptance of our "Ultimate" brake products and aggressive pricing which secured new customers.

         Gross profit for the year ended December 31, 1998 was $12,335,000, an increase of $354,000, or 3% greater when compared to 1997 gross profit of $11,981,000. Gross profit margin for the year ended December 31, 1998 decreased slightly to 21.2% from the 1997 level of 21.5%.

         Selling, general and administrative expenses for year ended December 31, 1998 decreased to $10,101,000 from $12,774,000 in 1997 or 21%. The decrease is due principally to lower bad debt provision in 1998 compared to 1997 which included a bad debt provision for APS, Inc., once a major customer, which filed for bankruptcy in February 1998.

         Income (loss) from operations for the year ended December 31, 1998 increased $3,027,000 to income of $2,234,000 from a loss of $793,000 in 1997.
This increase is due to higher sales in 1998 and lower selling, general, and administrative expenses due primarily to a lower provision for bad debts in 1998.

         Other expenses for the year ended December 31, 1998 decreased $244,000 to $1,859,000 from $2,103,000 in 1997. Interest expense increased $494,000 or 35% to $1,916,000 from $1,422,000 in 1997. This increase is due to increased borrowings in 1998 compared to 1997 used for working capital purposes to support increased brake sales. Other expense includes a provision for settlement of a lawsuit initially recorded in the first quarter of 1997 in the amount of $650,000 (pretax) and a reduction of $151,000 (pretax) recorded in the second quarter of 1998 reflecting the verdict rendered. The lawsuit is more fully described in our Notes to Consolidated Financial Statements.

         Loss from the discontinued Hungarian foundry increased $381,000 to $642,000 in 1998 from $261,000 in 1997. The greater loss was due to significantly reduced orders in 1998 from a major customer who produced goods destined for Russia.

         Net loss for the year ended December 31, 1998 decreased by $1,905,000 to a net loss of $181,000 from a loss of $2,086,000 in 1997. These changes result from the factors discussed above.


Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

         Net sales for the year ended December 31, 1997 decreased by $1,188,000 or 2% to $55,821,000 from $57,009,000 in 1996. The Company's increase in brake sales of approximately $9,200,000 (22%) was not quite sufficient to make up for non-brake warehouse distribution sales discontinued in 1996 and a decrease in sales in the wholesale "commodities" operation.

         Gross profit for the year ended December 31, 1997 increased by $1,175,000 or 11% to $11,981,000 from $10,806,000 in 1996. Gross profit margin increased to 21.5% in 1997 from 19.0% in 1996. The increase in gross profit and gross profit margin is attributable to a more favorable sales mix as the proportion of higher margin brake sales to total sales increased in 1997 compared to 1996.

         Selling, general and administrative expenses for the year ended December 31, 1997 increased to $12,774,000 from $9,479,000 in 1996 or 35%.
Approximately $2.3 million of the increase is attributable to unusual, non recurring bad debt charges as a result of bankruptcy filings by several major customers due to continued consolidation in the automotive aftermarket. The remainder of the increase is due to increased variable sales expenses as brake sales carry relatively higher variable sales costs as compared to non-brake sales.

         Income (loss) from operations for the year ended December 31, 1997 decreased $2,120,000 to a loss of $793,000 in 1997 from income of $1,327,000 in 1996. This decrease is due to the bad debt charges due to industry consolidation described above, offset by higher gross profit attributable to a higher proportion of brake parts sales to total sales than in 1996.

         Other expenses for the year ended December 31, 1997 increased $1,290,000 to $2,103,000 from $813,000 in 1996. Interest expense increased 55%
to $1,422,000 in 1997 from $916,000 in 1996. This increase is due to an increase in subordinated and bank borrowings during 1997. Total borrowings at December 31, 1997 were $20.7 million compared to $18.8 million at December 31, 1996. The increased borrowings were used for working capital purposes to support increased brake sales. Also, the average interest rate increased due to the 12.25% subordinated debenture issued in July 1997. Other expense also includes a one time provision for settlement of a lawsuit as more fully described in Note 10 of our Notes to Consolidated Financial Statements. This $650,000 pretax provision was recorded in the first quarter of 1997.

         Loss from the discontinued Hungarian foundry business decreased in 1997 to $261,000 from $908,000 in 1996 due to greater volume and productivity gains as a result of facility improvements.

         Net loss for the year ended December 31, 1997 increased $1,593,000 to a net loss of $2,086,000 from a loss of $493,000 in 1996. These changes result from the factors discussed above.

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

         For the year ended December 31, 1999, capital expenditures totaled approximately $1,635,000, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products, (ii) the acquisition of leaseholds and fixtures related to the new larger Alsip Corporate Distribution Center, and (iii) additional brake rotor patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are associated with carrying accounts receivable and maintaining inventories. We rely on internally generated funds, credit made available from suppliers and senior and subordinated lines of credit. Our working capital needs are generally not seasonal in nature, although business slows down slightly during the winter months.

         We have incurred significant indebtedness, to date, in connection with its operations. As of December 31, 1999, our total consolidated indebtedness was approximately $23.0 million. A substantial portion of this indebtedness is secured by substantially all of our assets (except the Hungarian foundry assets) and by a pledge of all of the outstanding capital stock of our subsidiaries. As a result of such indebtedness, we (i) are prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in our efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of our borrowings are at floating rates of interest.

         On September 29, 1999, we completed a renewal and restructuring of our credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for a revolving line of credit of up to $22,000,000, based on eligible accounts receivable and inventory, and a term loan in the amount of $3,779,194 secured by the Company's equipment and real estate. In connection with the sale of our Chicago facility in October 1999, we paid down the term loan at that time by $2,842,873. Our revolving credit facility, which is for an initial term ending May 1, 2002, bears interest at the Bank's announced prime rate plus 0.5% per annum, subject to an ongoing option to convert to an interest rate at LIBOR plus 2.5% per annum. The term loan is payable in monthly principal installments of $18,705, with a balloon payment of $3,183,292 due on May 1, 2002, and bears interest at prime plus 0.75% per annum.

         On July 14, 1997, we sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through December 31, 1999, we issued Finova warrants to purchase 1,125,000 shares of our common stock at an exercise prices ranging from $0.83 to $1.53, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. Finova will also receive warrants to purchase an additional 225,000 shares of common stock on each of August 14, 2000 and August 14, 2001; except, however, if we prepay the debenture before a scheduled warrant issue date, then we will not issue any subsequent warrants. In each instance, the exercise price for the warrants is 80% of the average closing bid price of our common stock for the 20 days preceding each such warrant issue date.

         We believe that cash generated from operations, borrowings under our bank line of credit and credit from our suppliers is sufficient to fund our working capital requirements and capital expenditures through 2000.


SEASONALITY

         Our business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive replacement parts. Historically, our sales and profits have been slightly higher in the second and third calendar quarters of each year than in the first or fourth quarters.


EFFECTS OF INFLATION

         We historically have been able to diminish the effects of inflationary cost expenses through increased prices to customers and productivity improvements. Non-inventory cost increases, such as payroll, supplies and services, have generally been offset through price increases.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At December 31, 1999, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

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


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this Item 10 is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2000 (the "2000 Proxy Statement") under the sections captioned "Election of Directors," "Executive Officers," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The response to this Item 11 is set forth in our 2000 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item 12 is set forth in our 2000 Proxy Statement under the section captioned "Share Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item 13 is set forth in our 2000 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of documents filed:

         (1)      Financial Statements:

         UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:

                  Independent Auditors' Report.....................................................    F-2

                  Consolidated Balance Sheets as of December 31, 1999 and 1998.....................    F-3

                  Consolidated Statements of Operations for the years ended
                    December 31, 1999, 1998 and 1997...............................................    F-4

                  Consolidated Statements of Changes in Stockholders' Equity
                    for the years ended December 31, 1999, 1998 and 1997...........................    F-5

                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1999, 1998 and 1997...............................................F-6 to F-7

                  Notes to Consolidated Financial Statements.......................................F-8 to F-17

         (2)      Financial Statement Schedules:

                  Independent Auditors' Report....................................................     S-1

                  Schedule I -- Condensed Financial Information of Registrant..................... S-2 to S-4

                  Schedule II -- Valuation and Qualifying Accounts................................     S-5

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

         (b)      Reports on Form 8-K

         The Company filed no reports of Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                                    By:
                                         Arvin Scott, Chief Executive Officer

Date:   April 11, 2000


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

         Signatures                                  Title                                          Date
         ----------                                  -----                                          ----

/s/ Arvin Scott                             Chief Executive Officer, President and
--------------------------------------------Director (Principal Executive Officer)             April 11, 2000
         Arvin Scott

/s/ Jerome J. Hiss                          Chief Financial Officer (Principal Financial
--------------------------------------------Officer and Principal Accounting Officer)          April 11, 2000
         Jerome J. Hiss

/s/ Yehuda Tzur                             Director                                           April 11, 2000
--------------------------------------------
         Yehuda Tzur

/s/ Sami Israel                             Director                                           April 11, 2000
--------------------------------------------
         Sami Israel

/s/ Sheldon Robinson                        Director                                           April 11, 2000
--------------------------------------------
         Sheldon Robinson

/s/ Sol S. Weiner                           Director                                           April 11, 2000
--------------------------------------------
         Sol S. Weiner

/s/ Dennis Kessler                          Director                                           April 11, 2000
--------------------------------------------
         Dennis Kessler

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                       FINANCIAL STATEMENTS AND SCHEDULES
                                December 31, 1999
                                FORMING A PART OF
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                    FORM 10-K
                                       OF
                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC



                                TABLE OF CONTENTS



                                                                                                        Page
                                                                                                        ----


INDEPENDENT AUDITORS' REPORT                                                                            F - 2


FINANCIAL STATEMENTS:
        Consolidated Balance Sheets, December 31, 1999 and 1998                                         F - 3

        Consolidated Statement of Operations, Years Ended December 31,
           1999, 1998 and 1997                                                                          F - 4

        Consolidated Statement of Changes in Stockholders' Equity, Years
           Ended December 31, 1999, 1998 and 1997                                                       F - 5

        Consolidated Statement of Cash Flows, Years Ended
           December 31, 1999, 1998 and 1997                                                        F - 6 to F - 7

        Notes to the Financial Statements                                                          F - 8 to F - 17


ADDITIONAL FINANCIAL DATA:
        Independent Auditors' Report on Schedules                                                       S - 1

        Condensed Financial Information of Registrant (Schedule I)                                 S - 2 to S - 4

        Valuation and Qualifying Accounts (Schedule II)                                                 S - 5

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
Universal Automotive Industries, Inc

We have audited the accompanying consolidated balance sheets of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's discontinued Hungarian subsidiary (Notes 1 and 9) which statements reflect aggregate total assets of $1,139,535 and $3,441,997 as of December 31, 1999 and 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries (before estimated loss on disposal) is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ALTSCHULER, MELVOIN AND GLASSER LLP


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
March 10, 2000

                                                          [ARTHUR ANDERSEN LOGO]


UBP-Csepel Iron Foundry Kft.
1211 Budapest
Gyepsor u. 1.


       THIS IS THE ENGLISH TRANSLATION OF THE HUNGARIAN ORIGINAL (NOTE 0)

                          INDEPENDENT AUDITORS' REPORT

To the quotaholder of UBP-Csepel Iron Foundry Kft.:

1. We have audited the accompanying balance sheet of UBP-Csepel Iron Foundry Kft. ("the Company") as at 31 December 1999, which shows total assets of HUF'000 621,533 and a retained loss for the year of HUF'000 233,753, the related statement of operations for the year then ended and the supplement (collectively "the financial statements") included in the Company's 1999 Annual Report. The Annual Report, comprising the financial statements and a Business Report, is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. In addition, it is our responsibility to assess whether the accounting information in the Business Report is consistent with that contained in the financial statements.

2. We have also audited the Company's Annual Report for the year ended 31 December 1998 and issued an unqualified opinion. Reference is made to our Auditors' Report dated 19 February 1999.

3. We conducted our audit in accordance with the International Standards on Auditing and applicable laws and regulations in Hungary. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our work with respect to the Business Report was limited to checking it within the aforementioned scope, and did not include a review of any information other than that drawn from the audited accounting records of the Company. We believe that our audit provides a reasonable basis for our opinion.

4. For the years ended 31 December 1998 and 31 December 1999 the Company incurred a net operating loss of HUF'000 48,852 and HUF'000 199,117, respectively. Although the parent company has supported the Company's financing during 1999, we were not able to obtain written confirmation with regard to future intentions of the parent company. The Company has prepared a business plan for the year 2000, which is presented in note 18 of the supplement. This plan indicates that the Company will once again incur a net loss for the year 2000. Based on the above, there is significant uncertainty to the ability of the Company to continue operations as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    F-2 (b)

5. This Annual Report has been prepared for the consideration of the members at the forthcoming General Meeting and does not reflect the effects, if any, of resolutions that might be adopted at that meeting.

6. In our opinion, subject to the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty referred to in the paragraph 4 been known and except for the effects, if any, of resolutions that might be adopted at the forthcoming General Meeting, the Annual Report has been prepared in accordance with the provisions of the Act on Accounting and accounting principles generally accepted in Hungary and considering the above qualifications gives a true and fair view of the financial position of UBP-Csepel Iron Foundry Kft.
     as of 31 December 1999 and of the results of its operations for the year then ended.


Budapest, 4 February 2000


(The original Hungarian language version has been signed)


-----------------------------------    ------------------------------------
Judit Szilagyi                         Hajnalka Szarvas
Arthur Andersen Audit Kft.             Registered Auditor
MKVK-000023                            MKVK-005105



                                    F-2 (b)

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                  Assets                                                              1999                   1998
                                                                                  ------------           ------------
Current Assets:
        Cash                                                                      $     35,457           $    228,850
        Accounts receivable, trade (net of allowance for doubtful
           accounts of $429,319 and $493,729 in 1999 and 1998)                      15,849,708              9,925,906
        Due from stockholders                                                          237,262                      0
        Inventories                                                                 17,938,629             15,407,194
        Deferred income taxes                                                          395,000              1,062,800
        Prepaid expenses and other current assets                                    1,060,650                943,312
        Net current assets of discontinued operations                                  339,535                931,912
                                                                                  ------------           ------------
                                                                                    35,856,241             28,499,974
                                                                                  ------------           ------------
Property and Equipment - continuing operations, net of
   accumulated depreciation                                                          4,758,305              5,847,268
                                                                                  ------------           ------------
Property and Equipment - discontinued operations, 1998 net
   of accumulated depreciation                                                         800,000              2,363,279
                                                                                  ------------           ------------
Other Assets:
        Goodwill, net of accumulated amortization of $296,372
           and $106,682 in 1999 and 1998                                               569,073                305,945
        Deferred income taxes                                                          490,000                145,200
        Other assets                                                                   686,148                793,413
        Other assets - discontinued operations                                               0                146,806
                                                                                  ------------           ------------
                                                                                     1,745,221              1,391,364
                                                                                  ------------           ------------

                                                                                  $ 43,159,767           $ 38,101,885
                                                                                  ============           ============

                  Liabilities and Stockholders' Equity
Current Liabilities:
        Accounts payable, trade                                                   $ 10,691,507           $  6,341,213
        Long-term indebtedness, current portion                                        508,955                321,500
        Accrued expenses and other current liabilities                               4,668,252              3,729,755
        Estimated loss on disposal of discontinued operations                        1,500,000                      0
                                                                                  ------------           ------------
                                                                                    17,368,714             10,392,468
                                                                                  ------------           ------------
Long-term Liabilities:
        Revolving loan indebtedness                                                 16,764,671             12,910,000
        Long-term indebtedness, noncurrent portion                                   1,308,847              3,784,340
        Subordinated debenture                                                       4,385,625              4,340,625
        Deferred income taxes                                                          258,734                177,072
                                                                                  ------------           ------------
                                                                                    22,717,877             21,212,037
                                                                                  ------------           ------------
Commitments and Contingencies
Stockholders' Equity:
        Preferred stock (authorized 1,000,000 shares, $.01
           par value, none issued or outstanding)                                            0                      0
        Common stock (authorized 15,000,000 shares, $0.01 par value,
           6,829,310 and 6,769,425 shares issued and outstanding in 1999
           and 1998, respectively)                                                      68,293                 67,694
        Additional paid-in capital                                                   8,413,978              8,257,398
        Accumulated deficit                                                         (4,514,672)            (1,228,070)
        Accumulated other comprehensive loss                                          (894,423)              (599,642)
                                                                                  ------------           ------------
                                                                                     3,073,176              6,497,380
                                                                                  ------------           ------------
                                                                                  $ 43,159,767           $ 38,101,885
                                                                                  ============           ============


         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                      Consolidated Statements of Operations
                  Years Ended December 31, 1999, 1998 and 1997




                                                                           1999                   1998                   1997
                                                                       ------------           ------------           ------------

Net Sales                                                              $ 67,759,358           $ 58,252,073           $ 55,820,854

Cost of Sales                                                            53,539,565             45,916,825             43,839,631
                                                                       ------------           ------------           ------------

Gross Profit                                                             14,219,793             12,335,248             11,981,223

Selling, General and Administrative Expenses                             11,909,230             10,100,658             12,773,578
                                                                       ------------           ------------           ------------

Income (Loss) from Operations                                             2,310,563              2,234,590               (792,355)
                                                                       ------------           ------------           ------------

Other Expense (Income):
        Interest expense                                                  2,025,125              1,915,617              1,421,641
        (Gain) Loss on disposition of assets                             (1,153,454)                     0                 12,266
        Provision (Benefit) for lawsuit settlement                                0               (151,000)               650,000
        Other                                                                (9,806)                94,555                 18,599
                                                                       ------------           ------------           ------------
                                                                            861,865              1,859,172              2,102,506
                                                                       ------------           ------------           ------------
Income (Loss) before Provision (Benefit) for Income
    Taxes                                                                 1,448,698                375,418             (2,894,861)
                                                                       ------------           ------------           ------------

Income Tax Provision (Benefit):
        Current                                                              (6,471)              (166,816)              (133,480)
        Deferred                                                            404,662                 80,895               (936,400)
                                                                       ------------           ------------           ------------
                                                                            398,191                (85,921)            (1,069,880)
                                                                       ------------           ------------           ------------
Income (Loss) from Continuing Operations                                  1,050,507                461,339             (1,824,981)
                                                                       ------------           ------------           ------------

Discontinued Operations:
        Loss from Discontinued Operations                                (1,253,909)              (641,982)              (260,911)
        Loss on Disposal of Discontinued
           Operations                                                    (3,083,200)                     0                      0
                                                                       ------------           ------------           ------------

Total Loss from Discontinued Operations                                  (4,337,109)              (641,982)              (260,911)
                                                                       ------------           ------------           ------------
Net Loss                                                               $ (3,286,602)          $   (180,643)          $ (2,085,892)
                                                                       ============           ============           ============

Earnings (Loss) per Share:
        Basic:
               Continuing operations                                   $       0.15           $       0.07           $      (0.27)
               Discontinued operations                                        (0.63)                 (0.10)                 (0.04)
                                                                       ------------           ------------           ------------
               Net                                                     $      (0.48)          $      (0.03)          $      (0.31)
                                                                       ============           ============           ============


        Diluted:
               Continuing operations                                   $       0.14           $       0.07           $      (0.27)
               Discontinued operations                                        (0.59)                 (0.09)                 (0.04)
                                                                       ------------           ------------           ------------
               Net                                                     $      (0.45)          $      (0.02)          $      (0.31)
                                                                       ============           ============           ============


        Weighted average number of common shares outstanding:
               Basic                                                      6,789,582              6,769,425              6,751,732
               Common stock equivalents resulting
                  from warrants and options                                 511,129                152,708                      0
                                                                       ------------           ------------           ------------
               Diluted                                                    7,300,711              6,922,133              6,751,732
                                                                       ============           ============           ============





         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997


                                                                Common Stock          Additional
                                                          Shares                       Paid-in
                                                        Outstanding       Amount       Capital
                                                        -----------    -----------    -----------

Balances, January 1, 1997                                 6,729,425    $    67,294    $ 7,777,788
                                                        -----------    -----------    -----------

Comprehensive Loss for 1997:
        Net loss
        Other comprehensive loss, foreign currency translation adjustment

Comprehensive Loss


Stock Options Recorded as Compensation                                                    158,097
Warrants Issued with Subordinated Debenture                                               225,000
Shares Issued in Lieu of Cash for Commissions Payable        40,000            400         57,004
                                                        -----------    -----------    -----------
                                                             40,000            400        440,101
                                                        -----------    -----------    -----------
Balances, December 31, 1997                               6,769,425         67,694      8,217,889
                                                        -----------    -----------    -----------

Comprehensive Loss for 1998:
        Net loss
        Other comprehensive loss, foreign currency translation adjustment

Comprehensive Loss


Stock Options Recorded as Compensation                                                     39,509
                                                                                      -----------
                                                                                           39,509
                                                                                      -----------

Balances, December 31, 1998                               6,769,425         67,694      8,257,398
                                                                                      -----------

Comprehensive Loss for 1999:
        Net loss
        Other comprehensive loss, foreign currency
               translation adjustment
Comprehensive Loss

Stock Options Recorded as Compensation                                                     39,600
Shares Issued in Lieu of Cash for Services Rendered          59,885            599        116,980
                                                        -----------    -----------    -----------
                                                             59,885            599        156,580
                                                        -----------    -----------    -----------
Balances, December 31, 1999                               6,829,310    $    68,293    $ 8,413,978
                                                        ===========    ===========    ===========





                                                                      Accumulated
                                                         Retained        Other
                                                         Earnings    Comprehensive
                                                        (Deficit)         Loss          Total
                                                       -----------    -----------    -----------

Balances, January 1, 1997                              $ 1,038,465    $   (27,146)   $ 8,856,401
                                                       -----------    -----------    -----------

Comprehensive Loss for 1997:
        Net loss                                        (2,085,892)                   (2,085,892)
        Other comprehensive loss, foreign currency
               translation adjustment                                    (141,721)      (141,721)
                                                                                     -----------
Comprehensive Loss                                                                    (2,227,613)
                                                                                     -----------

Stock Options Recorded as Compensation                                                   158,097
Warrants Issued with Subordinated Debenture                                              225,000
Shares Issued in Lieu of Cash for Commissions Payable                                     57,404
                                                       -----------    -----------    -----------
                                                                                         440,501
                                                                                     -----------
Balances, December 31, 1997                             (1,047,427)      (168,867)     7,069,289
                                                       -----------    -----------    -----------

Comprehensive Loss for 1998:
        Net loss                                          (180,643)                     (180,643)
        Other comprehensive loss, foreign currency
          translation adjustment                                         (430,775)      (430,775)
                                                                                     -----------
Comprehensive Loss                                                                      (611,418)
                                                                                     -----------

Stock Options Recorded as Compensation                                                    39,509
                                                       -----------    -----------    -----------
                                                                                          39,509
                                                                                     -----------

Balances, December 31, 1998                             (1,228,070)      (599,642)     6,497,380
                                                       -----------    -----------    -----------

Comprehensive Loss for 1999:
        Net loss                                        (3,286,602)                   (3,286,602)
        Other comprehensive loss, foreign currency
               translation adjustment                                    (294,781)      (294,781)
                                                                                     -----------
Comprehensive Loss                                                                    (3,581,383)
                                                                                     -----------
Stock Options Recorded as Compensation                                                    39,600
Shares Issued in Lieu of Cash for Services Rendered                                      117,579
                                                       -----------    -----------    -----------
                                                                                         157,179
                                                                                     -----------
Balances, December 31, 1999                            $(4,514,672)   $  (894,423)   $ 3,073,176
                                                       ===========    ===========    ===========




         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997



                                                             1999              1998             1997
                                                          -----------      -----------      -----------

Cash Flows from Operating Activities:
     Net loss                                             $(3,286,602)     $  (180,643)     $(2,085,892)
     Net loss from discontinued operations                 (4,337,109)        (641,982)        (260,911)
                                                          -----------      -----------      -----------

     Income (loss) from continuing operations               1,050,507          461,339       (1,824,981)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                1,117,341          978,177        1,067,818
               Gain on sale of property and equipment      (1,153,454)               0                0
               Provision for bad debts                        426,868           39,968        2,783,401
               Provision for lawsuit settlement                     0         (151,000)         650,000
               Other, net                                      45,000           45,000           20,625
               Effect of exchange rate changes               (294,781)        (430,777)        (141,721)
               Deferred income taxes                          404,662           80,895         (946,336)
               Compensation expense for stock
                    options                                    39,600           39,509          158,097
               Stock issued for services                      117,579                0                0
               Increase (Decrease) in cash from
                    changes in:
                         Accounts receivable, trade        (6,350,670)      (1,099,616)        (563,004)
                         Inventories                       (2,531,435)        (665,575)      (1,169,681)
                         Prepaid expenses and other
                              current assets                 (117,338)        (219,124)          39,894
                         Other assets                        (198,748)        (400,525)        (280,604)
                         Accounts payable, trade            4,350,294          851,404       (2,665,802)
                         Accrued expenses and other
                              liabilities                     938,497          850,231        1,781,784
                                                          -----------      -----------      -----------

     Net cash provided by (used in) operating
          activities from continuing operations            (2,156,078)         379,906       (1,090,510)

     Net cash provided by (used in) operating
          activities from discontinued operations            (793,285)        (370,876)        (293,233)
                                                          -----------      -----------      -----------

     Net cash provided by (used in) operating
          activities, forward                              (2,949,363)           9,030       (1,383,743)
                                                          -----------      -----------      -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                    (1,635,335)        (510,691)        (573,901)
     Proceeds from disposition of assets                    2,950,102                0           58,361
     Loans to stockholders                                   (237,262)               0                0
                                                          -----------      -----------      -----------
     Net cash provided by (used in) investing
           activities, forward                              1,077,505         (510,691)        (515,540)
                                                          -----------      -----------      -----------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997



                                                               1999             1998             1997
                                                            -----------      -----------      -----------

Net cash provided by (used in) operating
     activities,forwarded                                   $(2,949,363)     $     9,030      $(1,383,743)
                                                            -----------      -----------      -----------
Net cash provided by (used in) investing
     activities, forwarded                                    1,077,505         (510,691)        (515,540)
                                                            -----------      -----------      -----------
Cash Flows from Financing Activities:
     Net increase in revolving loan
          indebtedness                                        3,854,671          935,000          542,475
     Proceeds on notes payable                                  941,792                0        4,450,000
     Principal payments on notes payable                     (3,229,830)        (260,659)      (5,504,228)
     Proceeds from subordinated debentures                            0                0        4,500,000
     Payments on stockholder loans, net                               0          (21,064)        (906,660)
     Payments on subordinated notes                                   0                0       (1,050,000)
                                                            -----------      -----------      -----------
     Net cash provided by financing activities                1,566,633          653,277        2,031,587
                                                            -----------      -----------      -----------
Net Increase (Decrease) in Cash                                (305,225)         151,616          132,304

Cash, Beginning of Year                                         347,626          196,010           63,706
                                                            -----------      -----------      -----------
Cash, End of Year                                           $    42,401      $   347,626      $   196,010
                                                            ===========      ===========      ===========

Cash of continuing operations                               $    35,457      $   228,850      $    57,069

Cash of discontinued operations (included with
     net current assets of discontinued
     operations)                                                  6,944          118,776          138,941
                                                            -----------      -----------      -----------

                                                            $    42,401      $   347,626      $   196,010
                                                            ===========      ===========      ===========
     Supplemental Disclosures of Cash Flow
          Information:
               Cash paid during the year for:
                    Interest                                $ 2,053,220      $ 1,983,572      $ 1,491,549
                                                            ===========      ===========      ===========
                    Income taxes                            $         0      $    50,000      $    75,561
                                                            ===========      ===========      ===========

     Supplemental Disclosures of Noncash
          Investing and Financing Activities:

               Liability satisfied by issuance of stock     $   117,579      $         0      $    57,404
                                                            ===========      ===========      ===========

               Warrants issued in connection
                    with debenture                          $         0      $         0      $   225,000
                                                            ===========      ===========      ===========

               Debt incurred in connection with
                    acquisition of Virginia assets          $   360,000      $         0      $         0
                                                            ===========      ===========      ===========



         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 1--STRUCTURE

Universal Automotive Industries, Inc. (the Company) acts as a holding company for its wholly-owned direct and indirect subsidiaries which as of December 31, 1999 are as follows:

        Universal Automotive, Inc. (Universal)

        Universal Automotive of Virginia, Inc. (formed 1999)

        UBP Canholdings, Inc. (Canholdings) and its wholly owned subsidiaries, all Canadian corporations:
                      Universal Brake Parts, Inc.
                      International Discus Corporation (Inactive) (IDC)

        UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company (See Notes 2 and 9).

        eParts eXchange, Inc. (planned E-Commerce business-to-business activity)

NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts operating from leased facilities in Alsip, Illinois; Compton, California; Walkerton, Virginia; Laredo, Texas; and Toronto, Canada. Sales are made throughout the United States and Canada. The Company's Hungarian subsidiary, engaged in the manufacture of iron casting products, is accounted for as a discontinued operation as described in Note 9.

A summary of significant accounting policies is as follows:

        PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        SEGMENTS--Effective December 31, 1999, the Company's operations involve only one geographic and industry segment. As discussed in Note 9, the Company decided in December 1999 to discontinue its Hungarian operations. The continuing United States and Canadian operations are vertically integrated, and are considered part of the same industry segment and geographic segment (North America).

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

        FOREIGN CURRENCY TRANSLATION--For Canholdings, the local currency is the functional currency and translation adjustments are accumulated in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Loss" (consisting solely of such translation adjustments). The financial statements of the discontinued Hungarian operation had been measured as if the functional currency was the U.S. dollar, and thus, the currency adjustments had been included in the determination of net loss (now reflected as part of the loss from discontinued operations).

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

        DERIVATIVES--The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes. At December 31, 1999, there were no such instruments.

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

        RECLASSIFICATION--Certain amounts reported in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation without affecting previously reported net losses.

        EARNINGS PER SHARE--The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, "Basic Earnings per Share" is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options (Note 11) or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. Income from continuing operations is used as the "control number" in determining whether those potential common shares are dilutive or antidilutive. For the year ended December 31, 1997 diluted earnings per share and basic earnings per share are identical because the loss from continuing operations incurred during that year is antidilutive. For the years ended December 31, 1999 and 1998, there is income from continuing operations and, accordingly, the additional options and warrants are considered because their effect is dilutive.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


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

NOTE 3--SELECTED FINANCIAL STATEMENT DATA

                              1999            1998
                           -----------     -----------
Inventories:
       Finished goods      $15,353,722     $13,915,820
       Work-in-process          83,614               0
       Raw materials         2,501,293       1,491,374
                           -----------     -----------
                           $17,938,629     $15,407,194
                           ===========     ===========


                                             Estimated
                                               Lives               1999             1998
                                           --------------       ----------       ----------
Property, plant and equipment:
       Machinery and equipment             5 to 11 years        $5,083,231       $4,137,315
       Building and improvements          25 to 39 years                 0        1,709,750
       Land                                                              0          218,278
       Tools and dies                      5 to 11 years           882,063          687,522
       Patterns                            5 to 10 years         1,073,833          879,396
       Computer equipment                  3 to 5 years            618,678          429,230
       Autos and trucks                    3 to 5 years            360,475          319,924
       Furniture and fixtures              5 to 11 years           277,517          267,722
       Leasehold improvements              5 years                 286,503          358,276
                                                                ----------       ----------
                                                                 8,582,300        9,007,413
       Less accumulated depreciation                             3,823,995        3,160,145
                                                                ----------       ----------

                                                                $4,758,305       $5,847,268
                                                                ==========       ==========

               In October 1999, the Company's Chicago headquarters and warehouse facility were sold for net proceeds of $2,890,102 resulting in a gain of $1,199,756. See Note 8 for newly leased Chicago area facility.


                             1999           1998           1997
                           --------       --------       --------

Depreciation expense       $927,651       $727,342       $787,299
Advertising expense         300,825        299,525        136,274

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 4--SUBORDINATED DEBENTURE

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through December 31, 1999 the Company has issued Finova warrants to purchase 1,125,000 shares of the Company's common stock at exercise prices ranging from $0.83 to $1.53, based on 80% of the average closing bid price of the Company's common stock for the 20 days preceding the respective issuance dates. Finova will also receive warrants to purchase an additional 225,000 shares of common stock on each of August 14, 2000 and August 14, 2001 except, however, that if the debenture is prepaid before any scheduled warrant issue date, then all subsequent warrants will not be issued. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. In 1997, $225,000 was allocated to such warrants which approximates the amount of increased interest the buyer would have required without a warrant feature. Such amount is being amortized to interest expense with a corresponding increase in the reported liability for such debentures.

NOTE 5--LASALLE INDEBTEDNESS

On September 29, 1999, the Company completed a renewal and restructuring of its credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for (a) a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the amount of $3,779,194. The term loan was reduced by $2,842,873 in October 1999 from the proceeds of the sale of the Company's Chicago facility (Note 3).

The revolving credit facility, which is for an initial term ending May 1, 2002, bears interest of prime plus 0.5% per annum, subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The term loan is payable in monthly principal installments of $18,705, with a balloon payment due on May 1, 2002, and bears interest at prime plus 0.75% per annum.

At December 31, 1999 and 1998, respectively, amounts of $16,764,671 and $12,910,000 were due on the revolving credit line and amounts of $880,206 and $4,054,448 were due on the term loan (see Note 6).

The LaSalle agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning defined minimum tangible net worth and ratios of liabilities to tangible net worth and fixed charge coverage. At December 31, 1999, the Company was in compliance with all loan covenants (or had received waivers). The entire credit facility is secured by a first lien on substantially all of the Company's North American assets. At December 31, 1999, approximately $757,000 was available for borrowing under the revolving credit line.

The weighted average interest rates on the aforementioned borrowings were 8.19%, 8.67% and 8.22% for the years ended December 31, 1999, 1998, and 1997, respectively.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 6--LONG-TERM INDEBTEDNESS

                                                         1999              1998
                                                      ----------       ----------

LaSalle term loan (see Note 5)                        $  880,206       $4,054,448

Amounts due under Asset Purchase Agreement (see
   below)                                                340,000                0

Capital lease obligation (see Note 8)                    540,807           51,392

Vehicle acquisition loans                                 56,789                0
                                                      ----------       ----------
Total long-term indebtedness                           1,817,802        4,105,840

Less current portion                                     508,955          321,500
                                                      ----------       ----------

Noncurrent portion                                    $1,308,847       $3,784,340
                                                      ==========       ==========

In connection with the November 1999 acquisition by a newly formed subsidiary (Note 1) of certain assets of a manufacturing facility in Walkerton, Virginia, the Company is liable to the seller for $360,000, repayable in 36 monthly installments of $10,000 plus interest at the LaSalle prime rate.

The approximate aggregate maturities of long-term indebtedness (other than capital leases - Note 8) are:

 Year Ending
 December 31
                           Amount
                         ----------
     2000                $  357,265
     2001                   356,917
     2002                   544,194
     2003                    13,632
     2004                     4,987
                         ----------
                         $1,276,995
                         ==========

NOTE 7--INCOME TAXES

Income tax expense (benefit) consisted of the following:

                                    1999                  1998                  1997
                                 -----------           -----------           -----------

Continuing Operations:

        Current:
               Federal           $    (6,471)          $  (102,000)          $  (201,700)
               Foreign                     0               (18,616)              116,520
               State                       0               (46,200)              (48,300)
        Deferred                     404,662                80,895              (936,400)
                                 -----------           -----------           -----------
                                 $   398,191           $   (85,921)          $(1,069,880)
                                 ===========           ===========           ===========
Discontinued Operations          $         0           $         0           $         0
                                 ===========           ===========           ===========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 7--INCOME TAXES, CONTINUED

The components of the United States net deferred tax assets are as follows:


                                                                      1999                 1998
                                                                  -----------           -----------
Deferred tax assets:
     Tax benefits upon future liquidation of
          Hungarian Subsidiary (Note 9)                           $ 1,900,000           $         0
     Bad debt allowance                                               142,100               162,100
     Reserve for lawsuit settlement                                   114,700               114,700
     Variation of inventories between  tax and financial
          reporting purposes                                          221,800               150,800
     Net operating loss carryforward                                  368,600               690,300
     Compensation expense for stock options                           210,700               195,700
     Other accruals                                                   112,100                79,200
                                                                  -----------           -----------
     Total deferred tax assets                                      3,070,000             1,392,800

Deferred tax liability - depreciation temporary
     differences                                                     (285,000)             (184,800)
                                                                  -----------           -----------

Net deferred tax assets                                             2,785,000             1,208,000

Valuation allowance                                                (1,900,000)                    0
                                                                  -----------           -----------

Net deferred tax assets                                           $   885,000           $ 1,208,000
                                                                  ===========           ===========
Current                                                           $   395,000           $ 1,062,800

Noncurrent                                                            490,000               145,200
                                                                  -----------           -----------

                                                                  $   885,000           $ 1,208,000
                                                                  ===========           ===========

At December 31, 1999, the Company had a United States net operating loss carryover of approximately $970,000, expiring in 2018.

The components of the Canadian net deferred tax liabilities are:

                                                                     1999               1998
                                                                 -----------         -----------
Deferred tax liability:
     Depreciation differences between tax reporting and
          financial reporting                                    $   413,888         $   311,885
Deferred tax assets:
     Tax carryforwards                                              (155,154)           (134,813)
                                                                 -----------         -----------
Net deferred tax liabilities                                     $   258,734         $   177,072
                                                                 ===========         ===========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998





NOTE 7--INCOME TAXES, CONTINUED

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) from continuing operations before income tax expense is as follows:

                                                         1999                  1998                  1997
                                                      -----------           -----------           -----------
Income (loss) from continuing operations
     before income tax expense:
          United States                               $ 1,210,100           $   653,700           $(3,020,300)
          Canadian                                        238,600              (278,300)              125,600
                                                      -----------           -----------           -----------
                                                      $ 1,448,700           $   375,400           $(2,894,700)
                                                      ===========           ===========           ===========
Computed income tax expense (benefit) at
     federal statutory rate                           $   492,558           $   127,636           $  (984,198)
Reduction resulting from effect of different
     Canadian and U.S. rates                              (94,367)             (213,557)              (85,682)
                                                      -----------           -----------           -----------
     Total                                            $   398,191           $   (85,921)          $(1,069,880)
                                                      ===========           ===========           ===========

NOTE 8--LEASES AND OTHER COMMITMENTS

The Company leases from unaffiliated parties all of its facilities including the new Alsip, Illinois headquarters occupied in 1999. The lease terms range from month-to-month to long-term leases, the latest of which expires in 2004.

Aggregate rent expense for all facilities was approximately $1,112,000, $729,000 and $725,000 for 1999, 1998 and 1997, respectively.

The Company leases certain equipment under capital leases payable in aggregate monthly installments of $12,641 with the latest expiring in 2004. The net book value of such equipment under capital lease is $558,335. Certain vehicles and equipment are also leased under operating leases, the latest expiring in 2001.

Approximate minimum lease payments due over the remaining terms of the leases are as follows:

                                 Capital           Operating
                                 Leases             Leases
                               ----------          ----------
                 2000          $  151,690          $1,379,978
                 2001             151,690           1,147,259
                 2002             143,650             966,763
                 2003             132,397             648,313
                 2004              68,476             526,910
                               ----------          ----------
                                  647,903           4,669,223
Less interest portion             107,096                   0
                               ----------          ----------
                               $  540,807          $4,669,223
                               ==========          ==========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 9--DISCONTINUED OPERATIONS

On December 9, 1999, the Company finalized its decision to discontinue its Hungarian operation (Notes 1 and 2). At December 31, 1999, the carrying value of the Hungarian plant and equipment has been reflected at its estimated net realizable value of $800,000, resulting in a writedown of $1,583,000. The Company has provided for estimated costs of disposition (expected to occur by the end of 2000) of $1,500,000, including estimated losses of the discontinued operations during the disposal period.

The following is a summary of financial information for the Company's discontinued operations:

                                                    1999                1998                1997
                                                 ----------          ----------          ----------

Net Sales                                        $4,908,000          $5,616,000          $5,446,000
                                                 ==========          ==========          ==========

Loss from discontinued operations:
        Before income taxes                      $1,254,000          $  642,000          $  261,000
        Income tax benefit                                0                   0                   0
                                                 ----------          ----------          ----------
        Net
                                                  1,254,000             642,000             261,000
                                                 ----------          ----------          ----------
Estimated loss on disposal:
        Before income taxes                       3,083,000                   0                   0
        Income tax benefit                                0                   0                   0
                                                 ----------          ----------          ----------
        Net                                       3,083,000                   0                   0
                                                 ----------          ----------          ----------

Total loss from discontinued operations          $4,337,000          $  642,000          $  261,000
                                                 ==========          ==========          ==========

NOTE 10--CONTINGENCIES

During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court (the Court) by a Trustee of the bankruptcy estate of First National Parts Exchange, Inc. with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Company recorded a provision of $650,000 in 1997 to reflect an estimated liability for such contingency. On July 10, 1998, after a trial was concluded, the Court ruled that the vast majority of the Trustee's claims were invalid. The Company's liability for the claims held as valid was approximately $499,000, for which the Company paid approximately $198,000 in 1998. As a result, the Company recorded benefit for lawsuit settlement of $151,000 (pre-tax) in 1998. The Trustee has appealed certain portions of the judgment and the Company has appealed certain portions of the $499,000 judgement against it, seeking a reduction of its liabilities. While the Trustee's claim involves substantial amounts, it is the opinion of management that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

In January 2000, a lawsuit was filed against the Company by the Plan Administrator for a bankrupt former customer (APS Holding Corporation) seeking recovery of alleged preferences in excess of $2,200,000. The Company believes that all payments received by it were in the ordinary course of business and intends to vigorously contest such allegations. Potential damages, if any, are not covered by insurance. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 11--STOCK WARRANTS AND OPTIONS

The Company has outstanding 1,495,000 redeemable common stock purchase warrants. When the warrants were originally issued in December 1994, each warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $7.00 per share, subject to certain adjustments, at any time until December 15, 1999. Effective November 5, 1999, the Company reduced the exercise price of these warrants to $2.25 per share and extended the expiration date to December 31, 2000. Also in December 1999, 130,000 common stock purchase warrants issued to the underwriter of the Company's 1994 public stock offering expired.

In addition to the warrants discussed above and in Note 4, in exchange for consulting services the Company issued (a) in 1999 warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.4375 to $2.00 per share exercisable until 2004 and (b) in 1998 warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.375 per share exercisable until 2003.

The Company maintains a Stock Option Plan (as amended and restated effective June 9, 1998) for defined key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or nonstatutory options. The Company has reserved 700,000 shares of common stock for issuance under the Stock Option Plan. Following is a table indicating the activity during 1999, 1998 and 1997 for such Stock Option Plan:

                                                                     Weighted
                                                                      Average
                                                    Stock            Exercise
                                                   Options            Price
                                                  --------           --------

Options outstanding at December 31, 1996           138,026           $   3.38
       1997:
              Options granted                       41,500               4.86
                                                  --------

Balance, December 31, 1997                         179,526               3.72
       1998:
              Options granted                      213,150               1.54
              Options forfeited                    (44,700)             (3.02)
              Options cancelled                    (70,000)             (2.48)
                                                  --------

Balance, December 31, 1998                         277,976               2.47
       1999:
              Options granted                      303,500               1.88
              Options forfeited                     (4,800)             (1.90)
                                                  --------

Balance, December 31, 1999                         576,676               2.18
                                                  ========
Options exercisable, December 31, 1999             245,261               2.43
                                                  ========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 11--STOCK WARRANTS AND OPTIONS, CONTINUED

The following table summarizes information about the outstanding and exercisable stock options as of December 31, 1999:

                              Options Outstanding

                                                                               Weighted-                Weighted-
                        Range of                                               Remaining                 Average
                        Exercise                       Number                 Contractual                Exercise
                         Prices                      Outstanding                 Life                     Price
                         ------                      -----------             -----------                ----------

                     $ 1.00 - 1.88                     286,050                110 months                $  1.36

                      2.00 - 2.40                      215,100                105 months                   2.28

                           3.00                          5,000                 93 months                   3.00

                           5.00                         70,526                 92 months                   5.00
                                                       -------

                                                       576,676
                                                       =======



                              Options Exercisable

                                                                                          Weighted-
                        Range of                                                           Average
                        Exercise                       Number                              Exercise
                         Prices                      Outstanding                            Price
                         ------                      -----------                          ----------

                     $ 1.00 - 1.88                     122,580                               $ 1.31

                       2.00 - 2.40                      60,360                                 2.22

                          3.00                           5,000                                 3.00

                          5.00                          57,321                                 5.00
                                                       -------
                                                       245,261
                                                       =======

Compensation expense is being recorded over the respective service periods required of the optionees, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, Accounting for Stock Issued to Employees. In 1999, 1998 and 1997, amounts of $39,600, $39,509 and $158,097, respectively, have been provided for such compensation expense (with offsetting credits to additional paid-in capital).

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) and continues to account for stock options in accordance with APB Opinion
25. The foregoing amount of compensation expense for 1999, 1998 and 1997 differs by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method. Accordingly, the pro forma disclosures required by SFAS 123 have been omitted.

                            ADDITIONAL FINANCIAL DATA

[ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To the Board of Directors of
Universal Automotive Industries, Inc

In connection with our audit of the consolidated financial statements of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC referred to in our report dated March 10, 2000 which is included in this Form 10-K, we have also audited Schedules I and II as of and for the years ended December 31, 1999, 1998 and 1997. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


ALTSCHULER, MELVOIN AND GLASSER LLP


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
March 10, 2000

                                                              Schedule I, Page 1


            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                        Balance Sheets (Not Consolidated)
                           December 31, 1999 and 1998

                          Assets                                              1999             1998
                                                                          -----------      -----------

Cash and Cash Equivalents                                                 $       101      $       101
Prepaid Expenses and Other Assets                                                 130              130
Investment in and Advances to Wholly Owned Subsidiaries                     3,072,945        6,497,149
                                                                          -----------      -----------
                                                                          $ 3,073,176      $ 6,497,380
                                                                          ===========      ===========

          Liabilities and Stockholders' Equity

Liabilities                                                               $         0      $         0
                                                                          -----------      -----------
Stockholders' Equity:
        Preferred stock (authorized 1,000,000 shares, $.01 par value,
           none issued or outstanding)                                              0                0
        Common stock (authorized 15,000,000 shares, $.01 par value,
           6,829,310 and 6,769,425 shares issued and outstanding in
           1999 and 1998 respectively)                                         68,293           67,694
        Additional paid-in capital                                          9,376,605        9,220,025
        Retained earnings (deficit)                                        (5,477,299)      (2,190,697)
        Accumulated other comprehensive loss                                 (894,423)        (599,642)
                                                                          -----------      -----------
                                                                            3,073,176        6,497,380
                                                                          -----------      -----------
                                                                          $ 3,073,176      $ 6,497,380
                                                                          ===========      ===========

                                                              Schedule I, Page 2


            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

   Statement of Operations and Retained Earnings (Deficit) (Not Consolidated)
                  Years Ended December 31, 1999, 1998 and 1997


                                                        1999              1998             1997
                                                     -----------      -----------      -----------

Income:
        Equity in net loss of subsidiaries           $(3,247,002)     $  (141,134)     $(1,889,247)
                                                     -----------      -----------      -----------
                                                      (3,247,002)        (141,134)      (1,889,247)
                                                     -----------      -----------      -----------
Expenses:
        Compensation expense for stock options            39,600           39,509          158,097
        Miscellaneous (primarily amortization)                 0                0           38,548
                                                     -----------      -----------      -----------
                                                          39,600           39,509          196,645
                                                     -----------      -----------      -----------

Net Loss for Period                                   (3,286,602)        (180,643)      (2,085,892)

Retained Earnings (Deficit), Beginning of Period      (2,190,697)      (2,010,054)          75,838
                                                     -----------      -----------      -----------
Retained Earnings (Deficit), End of Period           $(5,477,299)     $(2,190,697)     $(2,010,054)
                                                     ===========      ===========      ===========

                                                              Schedule I, Page 3


            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                   Statement of Cash Flows (Not Consolidated)
                  Years Ended December 31, 1999, 1998 and 1997


                                                                                       1999             1998             1997
                                                                                    -----------      -----------      -----------

Cash from Operating Activities:
        Net loss                                                                    $(3,286,602)     $  (180,643)     $(2,085,892)
        Adjustments to reconcile net loss to cash used in operating activities:
               Compensation expense for stock options                                    39,600           39,509          158,097
               Equity in net loss of subsidiaries                                     3,247,002          141,134        1,889,247
               Amortization                                                                   0                0           38,548
                                                                                    -----------      -----------      -----------
        Cash used in operating activities                                                     0                0                0

Cash and Cash Equivalents, Beginning of Period                                              101              101              101
                                                                                    -----------      -----------      -----------

Cash and Cash Equivalents, End of Period                                            $       101      $       101      $       101
                                                                                    ===========      ===========      ===========

                                                                     Schedule II


                                   SCHEDULE II


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997


                                                           COLUMN B        COLUMN C
                                                           BALANCE AT      CHARGED                          COLUMN E
                                                           BEGINNING       TO COSTS         COLUMN D       BALANCE AT
                                                           OF PERIOD      AND EXPENSE       WRITEOFFS     END OF PERIOD
                                                          -----------     -----------      -----------    -------------

1999:
        Allowance for doubtful accounts                   $   493,729     $   426,868      $   491,278     $   429,319
                                                          ===========     ===========      ===========     ===========
1998:
        Allowance for doubtful accounts                   $ 1,876,987     $    41,115      $ 1,424,373     $   493,729
                                                          ===========     ===========      ===========     ===========
1997:
        Allowance for doubtful accounts                   $   459,827     $ 2,786,510      $ 1,369,350     $ 1,876,987
                                                          ===========     ===========      ===========     ===========
1999:
        Reserve for inventory obsolescence                $   158,399     $   386,101      $         0     $   544,500
                                                          ===========     ===========      ===========     ===========
1998:
        Reserve for inventory obsolescence                $   217,785     $   (59,386)     $         0     $   158,399
                                                          ===========     ===========      ===========     ===========
1997:
        Reserve for inventory obsolescence                $   219,836     $    (2,051)     $         0     $   217,785
                                                          ===========     ===========      ===========     ===========
1999:
        Valuation allowance for deferred income taxes     $         0     $ 1,900,000      $         0     $ 1,900,000
                                                          ===========     ===========      ===========     ===========