Form 10-Q
period 2000-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2000-05-15
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from to________
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

                           11859 South Central Avenue
                              Alsip, Illinois 60803
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (708) 293-4050
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 11, 2000 was 6,914,310 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                                Page(s)
------------------------------                                                                -------

   Item 1. Financial Statements

         Consolidated Balance Sheets

                  March 31, 2000 (Unaudited) and December 31, 1999                               3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months ended
                  March 31, 2000 and 1999                                                        4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the three months ended
                  March 31, 2000 and 1999                                                        5

         Notes to Condensed Financial Statements (Unaudited)                                     6

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          7 - 9

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                             9

PART II.  OTHER INFORMATION

   Items 1 through 5 are not applicable to the Company in this report.

   Item 6 - Exhibits and Reports on Form 8-K                                                     10

   Signatures                                                                                    10

    EXHIBIT II - Computation of Earnings Per Share                                               11

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31, 2000  December 31, 1999
                                                             --------------  -----------------
                                                               (Unaudited)
        Assets
Current Assets:
   Cash                                                      $     10,950    $     35,457
   Accounts receivable, trade                                  18,407,742      15,849,708
   Due from stockholders                                          237,262         237,262
   Inventories                                                 20,510,700      17,938,629
   Deferred income taxes                                          395,000         395,000
   Prepaid expenses and other current assets                    1,189,292       1,060,650
   Net current assets of discontinued operations                  326,116         339,535
                                                             ------------    ------------
                                                               41,077,062      35,856,241
                                                             ------------    ------------
Property and Equipment - continuing operations, net             4,827,229       4,758,305
                                                             ------------    ------------
Property and Equipment - discontinued operations, net             800,000         800,000
                                                             ------------    ------------
Other Assets:
   Goodwill, net                                                  566,059         569,073
   Deferred income taxes                                          490,000         490,000
   Other assets                                                   669,921         686,148
                                                             ------------    ------------
                                                                1,725,980       1,745,221
                                                             ------------    ------------
                                                             $ 48,430,271    $ 43,159,767
                                                             ============    ============
   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                   $ 13,050,457    $ 10,691,507
   Long-term indebtedness, current portion                        411,296         508,955
   Accrued expenses and other current liabilities               4,681,912       4,668,252
   Estimated loss on disposal of discontinued operations        1,357,830       1,500,000
                                                             ------------    ------------
                                                               19,501,495      17,368,714
                                                             ------------    ------------
Long-term Liabilities:
   Revolving loan indebtedness                                 19,767,293      16,764,671
   Subordinated debenture                                       4,396,875       4,385,625
   Long-term indebtedness, non-current portion                  1,231,021       1,308,847
   Deferred income taxes                                          258,271         258,734
                                                             ------------    ------------
                                                               25,653,460      22,717,877
                                                             ------------    ------------
Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,  $.01 par
value, none issued or outstanding)                                      0               0
   Common stock (authorized 15,000,000 shares, $.01 par
value, 6,914,310 shares and 6,829,310 issued and
outstanding at March 31, 2000 and December 31, 1999,
respectively)                                                      69,143          68,293
   Additional paid-in-capital                                   8,543,528       8,413,978
   Retained earnings                                           (4,457,662)     (4,514,672)
   Accumulated other comprehensive losses                        (879,693)       (894,423)
                                                             ------------    ------------
                                                                3,275,316       3,073,176
                                                             ------------    ------------
                                                             $ 48,430,271    $ 43,159,767
                                                             ============    ============


               The accompanying notes are an integral part of the
                             financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2000             1999
                                                    ----             ----
Net Sales                                         $ 17,502,604    $ 13,898,678

Cost of Sales                                       13,814,105      11,446,455
                                                  ------------    ------------

Gross Profit                                         3,688,499       2,452,223

Selling, General, and Administrative Expenses        3,087,660       2,402,602
                                                  ------------    ------------

Income From Operations                                 600,839          49,621
                                                  ------------    ------------

Other Expense:
    Interest expense                                   577,454         459,280
    Other                                              (65,925)           (594)
                                                  ------------    ------------
                                                       511,529         458,686
                                                  ------------    ------------

Income (Loss) before Provision for Income Taxes         89,310        (409,065)

Income Tax Provision (Benefit)                          32,300        (195,518)
                                                  ------------    ------------

Income (Loss) from Continuing Operations          $     57,010        (213,547)

Loss from Discontinued Operations                         --          (371,606)
                                                  ------------    ------------

Net Income (Loss)                                 $     57,010    $   (585,153)
                                                  ============    ============

Comprehensive Income (Loss):
  Net Income (Loss)                              $     57,010    $   (585,153)
  Other Comprehensive Income (Loss), Foreign
  Currency Translation Adjustment                       14,730         (32,854)
                                                  ------------    ------------
Comprehensive Income (Loss)                       $     71,740    $   (618,007)
                                                  ============    ============

Earnings (Loss) Per Share:

Basic:
  Continuing operations                           $       0.01           (0.03)
  Discontinued operations                                 0.00           (0.06)
                                                  ------------    ------------
  Net                                             $       0.01    $      (0.09)
                                                  ============    ============

Diluted:
  Continuing operations                           $       0.01           (0.03)
  Discontinued operations                                 0.00           (0.06)
                                                  ------------    ------------
  Net                                             $       0.01    $      (0.09)
                                                  ============    ============
Weighted average number of common shares
  Outstanding:
  Basic                                              6,839,310       6,771,647
  Common stock equivalents resulting from
    Warrants and options                             1,172,035               0
                                                  ------------    ------------
  Diluted                                            8,011,345       6,771,647
                                                  ============    ============






               The accompanying notes are an integral part of the
                              financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2000            1999
                                                        -----------    -------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                    $    57,010    $  (585,153)
   Net loss from discontinued operations                       --         (371,608)
                                                        -----------    -----------
Income (loss) from continuing operations                     57,010       (213,545)

Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                            309,547        234,662
Provision for bad debts                                      88,512         90,712
   Effect of exchange rate changes                           14,730        (32,854)
   Compensation expense for stock options                     9,900          9,900
   Deferred income taxes and other                             (463)        15,351
   Other                                                     11,250           --
   Changes in operating assets and liabilities:
      Accounts receivable, trade                         (2,646,546)    (3,030,948)
      Inventories                                        (2,572,071)    (1,128,153)
      Prepaid expenses and other current assets            (128,642)      (166,478)
      Other assets                                          (41,267)       (99,346)
      Accounts payable, trade                             2,358,950      3,170,093
      Accrued expenses and other current liabilities         13,660        175,975
                                                        -----------    -----------
   Net cash used in operating activities from
    continuing operations                                (2,525,430)      (974,632)
   Net cash provided by (used in) operating
    activities from discontinued operations                  28,068       (193,796)
                                                        -----------    -----------
   Net cash used in operating activities                 (2,497,362)    (1,168,428)
Cash Flows for Investing Activities:
   Purchase of property and equipment                      (324,907)      (298,346)
                                                        -----------    -----------
   Net cash used in investing activities                   (324,907)      (298,346)
                                                        -----------    -----------
Cash Flows from Financing Activities:
   Net increase in revolving loan indebtedness            3,002,621      1,280,000
   Proceeds on notes payable                                   --          202,316
   Principal (payments) on notes payable                   (175,485)       (87,037)
   Common stock issued by exercise of options               120,500           --
                                                        -----------    -----------
   Net cash provided by financing activities              2,947,636      1,395,279
                                                        -----------    -----------
Net Increase (Decrease) in Cash                             125,367        (71,495)
Cash, Beginning of Period                                    42,401        347,626
                                                        -----------    -----------
Cash, End of Period                                     $   167,768    $   276,131
                                                        ===========    ===========

Cash of continuing operations                           $    10,950    $   150,101
Cash of discontinued operations (included with
 net current assets of discontinued operations)             156,818        126,030
                                                        -----------    -----------
                                                        $   167,768    $   276,131
                                                        ===========    ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid for interest                               $   601,009    $   501,068
                                                        -----------    -----------
   Cash paid for income taxes                           $         0    $         0
                                                        -----------    -----------

               The accompanying notes are an integral part of the
                             financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results, which ultimately may be achieved for the year.

2.   INVENTORIES

                                        March 31, 2000
                                        --------------
     Finished goods                      $ 16,850,633
     Work in process                           83,614
     Raw materials                          3,576,453
                                         ------------
                                         $ 20,510,700
                                         ============
3.   BASIS OF PRESENTATION

Net Income Per Share

Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended March 31, 1999, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

4.   DISCONTINUED OPERATIONS

As previously disclosed in Note 9 of the 1999 audited financial statements, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operations during the disposal period. For the period ending March 31, 2000, losses from the discontinued operations of $142,000 were applied against the aforementioned reserve. The Statement of Operations for the period ended March 31, 1999 was restated to give effect to this treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

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

     Management's discussion and analysis of financial condition and results of operations that follow are based on restated financial condition and results of operations for both periods presented due to the treatment of the Company's Hungarian foundry as a discontinued business.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

     Net sales for the three months ended March 31, 2000 increased $3,604,000 or 25.9% over the same quarter in 1999 to $17,503,000. Increased shipments of brake products, especially to Pep Boys, Inc., a major new customer, more than offset the lack of sales related to the Canadian distribution business which was sold as of December 31, 1999.

     Gross profits for the three months ended March 31, 2000 were $3,689,000 or 21.1% of net sales compared to $2,452,000 or 17.6% in the same period of 1999, an increase of $1,236,000 or 50.4%. The period to period increase in gross profit and percentage of gross profits to net sales is primarily attributable to improved product mix and the incremental nature of the sales to new customers: the Company's infrastructure was in place to service the new volume and, therefore, fixed costs did not increase appreciably.

     Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $685,000 or 28.5% to $3,088,000 from $2,403,000 for the same period in 1999. The increase was due primarily to increased variable costs associated with increased sales and costs incurred in connection with additional marketing and sales efforts.


--------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected also, may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Other expense for the three months ended March 31, 2000 increased to $512,000 from $459,000 for the same period of 1999. The increase is attributable to higher interest expense in the first quarter ended March 31, 2000 compared to the same period of 1999. The increase in interest expense was due primarily to a higher level of borrowing at March 31, 2000 compared to March 31, 1999 and higher interest rates.

      The absence of a loss from discontinued operations for the quarter ended March 31, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for the quarter ended March 31, 2000 of $142,000 has been charged against the reserve for such losses established as of December 31, 1999. The reserve balance as of March 31, 2000 is $1,358,000.

     Net income for the three months ended March 31, 2000 was $57,000 compared to net loss of $585,000 for the same period in 1999. This increase in net income is attributed to the individual factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 2000 was $2,525,430. Cash generated through an increase in accounts payable ($2.4 million) did not fully offset cash required to finance growth in accounts receivable ($2.6 million) and inventories ($2.6 million) necessary to support the Company's sales growth.

     Net cash used in investing activities was $324,907, which is attributable primarily to acquisition of various items of tooling, manufacturing equipment, and warehouse equipment. Net cash provided by financing activities was $2,947,636, consisting primarily of borrowings under the Company's revolving credit agreement.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.


"YEAR 2000" ISSUE

YEAR 2000 ISSUE RESULTS
We have experienced no problems in information technology ("IT") and non-IT systems and related software in use throughout our operations brought about by the Year 2000 issue. We have also not experienced any problems with respect to Year 2000 issues at third party vendors or customers. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, time sensitive software may recognize a date using the digits "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculation.

YEAR 2000 ISSUE COSTS
     We have three major IT systems, the software for which has been licensed from various IT vendors: a system that processes and controls sales, inventory, and warehouse operations for its North American distribution business; an accounting system for its North American business; and an integrated business/accounting system for its Hungarian foundry.

     Our distribution business IT system required a software upgrade from the vendor to be Year 2000 compliant. We chose to upgrade our computer hardware and operating system prior to installing the software upgrades to take advantage of more efficient computer operations and robust capabilities the new operating system offers. The new hardware and operating system have been installed and fully Year 2000 compliant software upgrades have been operating normally as expected. The cost of the new hardware and operating system software was approximately $75,000 and internal costs associated with the upgrade were approximately $20,000. The vendor provided the upgrade version of the software under a maintenance agreement.

     The accounting system in use for the North American business had been certified as Year 2000 compliant by the software publisher for the version in use and required no additional costs.

     The Year 2000 upgrade needed for the integrated business/accounting system in use at the Hungarian foundry was provided and installed by the software vendor under a maintenance agreement and required no additional costs.

FUTURE YEAR 2000 ISSUES

     We are not aware of any situations wherein we may be exposed to future Year 2000 issues in the normal course of operations.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At March 31, 2000, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

PART II  OTHER INFORMATION

ITEM 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit II - Computation of Earnings Per Share
b) The Company did not file any reports on Form 8-K during the period covered by this report.




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

                            Date: May 15, 2000

EXHIBIT II


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                        COMPUTATION OF EARNINGS PER SHARE


                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     2000            1999
                                                     ----            ----
BASIC NET INCOME (LOSS) PER COMMON SHARE
Net Income (Loss):
Continuing operations                             $    57,010   $  (213,547)
Discontinued operations                                     0      (371,606)
                                                  -----------      --------
Net                                               $    57,010   $  (585,153)
                                                  ===========   ===========

Weighted average Common Shares outstanding          6,839,310     6,771,647
                                                  ===========   ===========

Basic Net Income (Loss) Per Common Share:
Continuing operations                             $      0.01   $     (0.03)
Discontinued operations                                  0.00         (0.06)
                                                  -----------   -----------
Net                                               $      0.01   $     (0.09)
                                                  ===========   ===========


DILUTED NET INCOME (LOSS) PER COMMON SHARE
Net Income (Loss):
Continuing operations                             $    57,010   $  (213,547)
Discontinued operations                                     0      (371,606)
                                                  -----------   -----------
Net                                               $    57,010   $  (585,153)
                                                  ===========   ===========


Weighted average Common Shares outstanding          6,839,310     6,771,647
Options and warrants assumed to be Common Stock
        equivalents using Treasury Stock Method     1,172,035             0
                                                  -----------   -----------
Weighted average common shares outstanding, as
        adjusted                                    8,011,345     6,771,647
                                                  ===========   ===========
Diluted Net Income (Loss) per Common Share:
Continuing operations                             $      0.01   $     (0.03)
Discontinued operations                                  0.00         (0.06)
                                                  -----------   -----------
Net                                               $      0.01   $     (0.09)
                                                  ===========   ===========