Form 10-Q
period 2000-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2000-08-14
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to
                         Commission file number 1-13516
                                                -------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  36-3973627
     ----------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                           11859 South Central Avenue
                              Alsip, Illinois 60803
                              ---------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (708) 293-4050
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 11, 2000 was 6,914,310 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                        Page (s)
                                                                        --------

   Item 1. Financial Statements

         Consolidated Balance Sheets
               June 30, 2000 (Unaudited) and December 31, 1999            3

         Consolidated Statements of Operations
               (Unaudited) - for the three months and six months ended
               June 30, 2000 and 1999                                     4

         Consolidated Statements of Cash Flows
               (Unaudited) - for the six months ended
               June 30, 2000 and 1999                                     5 - 6

         Notes to Condensed Financial Statements (Unaudited)              7 - 8

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                             9 - 11

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk     12


PART II.  OTHER INFORMATION

   Items 1 through 3 and 5 are not applicable to this report.
   Item 4 - Submission of Matters to a Vote of Security Holders           12

   Item 6 - Exhibits and Reports on Form 8-K                              12

   Signatures                                                             13

   EXHIBIT II - Computation of Earnings Per Share                         14

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                      June 30, 2000    December 31, 1999
                                                                      -------------    -----------------
        Assets                                                         (Unaudited)
Current Assets:
   Cash                                                                $   143,586        $    35,457
   Accounts receivable, trade                                           22,304,941         15,849,708
   Due from stockholders                                                   237,262            237,262
   Inventories                                                          17,830,328         17,938,629
   Deferred income taxes                                                   259,100            395,000
   Prepaid expenses and other current assets                               997,070          1,060,650
   Net current assets of discontinued operation                            242,694            339,535
                                                                       -----------        -----------
                                                                        42,014,981         35,856,241
                                                                       -----------        -----------
Property and Equipment - continuing operations, net                      5,093,434          4,758,305
                                                                       -----------        -----------
Property and Equipment - discontinued operation, net                       800,000            800,000
                                                                       -----------        -----------
Other Assets:
   Goodwill, net                                                           560,032            569,073
   Deferred income taxes                                                   490,000            490,000
   Other assets                                                            933,492            686,148
                                                                       -----------        -----------
                                                                         1,983,524          1,745,221
                                                                       -----------        -----------
                                                                       $49,891,939        $43,159,767
                                                                       -----------        -----------
   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                             $12,601,169        $10,691,507
   Long-term indebtedness, current portion                                 325,141            508,955
   Accrued expenses and other current liabilities                        4,869,311          4,668,252
   Estimated loss on disposal of discontinued operation                  1,145,796          1,500,000
                                                                       -----------        -----------
                                                                        18,941,417         17,368,714
                                                                       -----------        -----------
Long-term Liabilities:
   Revolving loan indebtedness                                          21,281,079         16,764,671
   Subordinated debenture                                                4,408,125          4,385,625
   Long-term indebtedness, non-current portion                           1,193,148          1,308,847
   Deferred income taxes                                                   253,066            258,734
                                                                       -----------        -----------
                                                                        27,135,418         22,717,877
                                                                       -----------        -----------
 Minority interest in subsidiary                                           450,000                  0
                                                                       -----------        -----------
Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,  $.01 par
   value, none issued or outstanding)                                            0                  0
   Common stock (authorized 15,000,000 shares, $.01 par value,
   6,914,310 shares and 6,829,310 issued and outstanding at
   June 30, 2000 and December 31, 1999, respectively)                       69,143             68,293
   Additional paid-in-capital                                            8,553,428          8,413,978
   Retained earnings                                                    (4,336,605)        (4,514,672)
   Accumulated other comprehensive losses                                 (920,862)         ( 894,423)
                                                                       -----------        -----------
                                                                         3,365,104          3,073,176
                                                                       -----------        -----------
                                                                       $49,891,939        $43,159,767
                                                                       ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                        ---------------------------     ---------------------------
                                                           2000            1999            2000            1999
                                                           ----            ----            ----            ----
Net sales                                               $19,995,593     $19,478,617     $37,498,197     $33,377,295
Cost of sales                                            15,615,604      15,192,851      29,429,709      26,639,306
                                                        -----------     -----------     -----------     -----------
Gross profit                                              4,379,989       4,285,766       8,068,488       6,737,989
Selling, general, and administrative expenses             3,500,341       2,876,778       6,588,001       5,279,379
                                                        -----------     -----------     -----------     -----------
Income from operations                                      879,648       1,408,988       1,480,487       1,458,610
                                                        -----------     -----------     -----------     -----------
Other (Income) Expense:
   Interest expense                                         674,176         481,100       1,251,630         940,380
   Other                                                    (19,186)        (10,929)        (85,111)        (11,523)
                                                        -----------     -----------     -----------     -----------
                                                            654,990         470,171       1,166,519         928,857
                                                        -----------     -----------     -----------     -----------

Income before provision for income taxes                    224,658         938,818         313,968         529,754
Income tax provision                                        103,600         331,018         135,900         135,500
                                                        -----------     -----------     -----------     -----------
Income from continuing operations                           121,058         607,800         178,068         394,254
Loss from discontinued operation                                  -        (215,641)              -        (587,249)
                                                        -----------     -----------     -----------     -----------
Net income (loss)                                       $   121,058     $   392,159     $   178,068     $  (192,995)
                                                        ===========     ===========     ===========     ===========
Comprehensive Income (Loss):
   Net income (loss)                                    $   121,058     $   392,159     $   178,068     $  (192,995)
   Other comprehensive loss, foreign currency
   translation adjustment                                   (41,169)        (24,102)        (26,439)        (56,956)
                                                        -----------     -----------     -----------     -----------
Comprehensive Income (Loss)                             $    79,889     $   368,057     $   151,629     $  (249,951)
                                                        ===========     ===========     ===========     ===========
Earnings (Loss) Per Share:
Basic:
   Continuing operations                                $      0.02     $      0.09     $      0.03     $      0.06
   Discontinued operation                                      0.00           (0.03)           0.00           (0.09)
                                                        -----------     -----------     -----------     -----------
   Net                                                  $      0.02     $      0.06     $      0.03     $     (0.03)
                                                        ===========     ===========     ===========     ===========
Diluted:
   Continuing operations                                $      0.02     $      0.08     $      0.02     $      0.05
   Discontinued operation                                      0.00           (0.03)           0.00           (0.08)
                                                        -----------     -----------     -----------     -----------
   Net                                                  $      0.02     $      0.05     $      0.02     $     (0.03)
                                                        ===========     ===========     ===========     ===========
Weighted average number of common shares Outstanding:
   Basic                                                  6,914,310       6,784,810       6,876,810       6,778,229
   Common stock equivalents resulting from
warrants and options                                        599,201         356,398         815,198         376,591
                                                        -----------     -----------     -----------     -----------
   Diluted                                                7,513,511       7,141,208       7,692,008       7,154,820
                                                        ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                          -----------------------------------
                                                                             2000                    1999
                                                                          -----------             -----------
Cash Flows from Operating Activities:                                     $   178,068             $  (192,995)
   Net Income (Loss)                                                                -                (587,249)
   Net loss from discontinued operations                                  -----------             -----------
Income from continuing operations                                             178,068                 394,254

Adjustments to reconcile net income (loss) to net cash used
in operating activities:
   Depreciation and amortization                                              616,455                 469,690

Provision for bad debts                                                       200,813                 251,659
   Effect of exchange rate changes                                            (26,439)                (56,956)
   Compensation expense for stock options                                      19,800                  19,800
   Deferred income taxes and other                                            152,732                  12,088
   Changes in operating assets and liabilities:
      Accounts receivable, trade                                           (6,656,046)             (7,816,469)
      Inventories                                                             108,301               1,893,710
      Prepaid expenses and other current assets                                63,580                 (39,304)
      Other assets                                                           (358,859)                      0
      Accounts payable, trade                                               1,909,660               2,142,336
      Accrued expenses and other current liabilities                          201,059                 (72,942)
                                                                          -----------             -----------
   Net cash used in operating activities from
      continuing operations                                                (3,590,876)             (2,802,134)
   Net cash used in operating activities from
      discontinued operations                                                (257,363)               (357,827)
                                                                          -----------             -----------
      Net cash used in operating activities                                (3,848,239)             (3,159,961)
                                                                          -----------             -----------


Cash Flows for Investing Activities - purchase of
property and equipment                                                       (831,026)               (839,033)
                                                                          -----------             -----------
Cash Flows from Financing Activities:
Net increase in revolving loan indebtedness                                 4,516,406               3,705,000
Proceeds from notes payable                                                         -                 262,126
Proceeds from issuance of preferred stock of subsidiary                       450,000                       0
Principal payments on notes payable                                          (299,513)               (215,899)
Proceeds from issuance of common stock from exercise of options               120,500                       -
   Net cash provided by financing activities                              -----------             -----------
                                                                            4,787,393               3,751,227
                                                                          -----------             -----------
Net Increase (Decrease) in Cash                                               108,128                (247,767)
Cash, Beginning of Period                                                      35,457                 347,626
                                                                          -----------             -----------
Cash, End of Period                                                       $   143,586             $    99,859
                                                                          ===========             ===========

Cash of continuing operations                                             $   143,586             $       104
Cash of discontinued operations (included with
   net current assets of discontinued operations)                                   -                  99,755
                                                                          -----------             -----------
                                                                          $   143,586             $    99,859
                                                                          ===========             ===========

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Three Months Ended June 30,
                                                                  -------------------------------
                                                                       2000              1999
                                                                  --------------     ------------
Supplemental Disclosures of Cash Flow Information:

   Cash paid for interest                                         $    1,265,821     $  1,107,256
                                                                  --------------     ------------
   Cash paid for income taxes                                     $       15,000     $          0
                                                                  --------------     ------------
Supplemental Disclosures of Noncash Investing and Financing
Activities - Issuance of common stock for services                $            0     $     25,000
                                                                  --------------     ------------

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

2.   INVENTORIES
                                   June 30, 2000
                                   -------------
     Finished goods                $  15,069,210
     Work in process                     233,614
     Raw materials                     2,527,504
                                   -------------
                                   $  17,830,328
                                   -------------

3.   BASIS OF PRESENTATION
Income Taxes
The Company's effective tax rate for the three and six months ended June 30, 1999 varies from the federal statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no current tax benefits are available.

4.   LASALLE INDEBTEDNESS
The Company entered into an amendment to its credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") whereby the amount of available borrowing under the revolving credit was increased $4 million to $26 million.

5.   EXERCISE OF FINOVA WARRANTS
The Company received notification from Finova Mezzanine Capital, Inc. ("Finova") that they elected to exercise a warrant to purchase 450,000 of the Company's common stock at an exercise price of $0.83 per share. The warrants are more fully described in Note 4 to the 1999 audited financial statements. Finova has elected to use a "cashless" exercise provision whereby Finova will receive a net of 279,257 shares of common stock after surrendering 170,743 shares which have a fair market value equal to the aggregate exercise price. Therefore, the Company will receive no cash proceeds from this transaction when the shares are issued.

6.   CAPITALIZATION OF EPARTS EXCHANGE, INC.
Capitalization of eParts eXchange, Inc. is as follows as of June 30, 2000:

-----------------------------------------------------------------------------------------------------------------------
                                                        Shares
                                                        Authorized        Shares Issued       Percent of Shares Issued
-----------------------------------------------------------------------------------------------------------------------
Common, Par $.00001, issued to:                         30,000,000
    Universal Automotive Industries, Inc.                                    7,000,000                   74%
    Officers and directors                                                   2,500,000                   26%
-----------------------------------------------------------------------------------------------------------------------
Preferred, Series A , Par $00001                         7,000,000             900,000
-----------------------------------------------------------------------------------------------------------------------

The Series A Preferred was issued for total proceeds of $450,000 which is shown in the Balance Sheet as Minority Interest in Subsidiary. Each share of Series A Preferred Stock is convertible into one share of Common at any time and has voting rights, together with the Common Stock, on an "as converted" basis. All liquidation proceeds accrue to Series A Preferred Stock until Series A holders receive a return equal to the original investment plus 10%. The Company has historically sold certain commodity aftermarket parts on a drop ship basis; effective May 1, 2000, the Company contributed this business to eParts eXchange, Inc., which is more in line with such subsidiary's commodity auction business than the Company's core brake parts business.

7.   DISCONTINUED OPERATIONS
As previously disclosed in Note 9 of the 1999 audited financial statements, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operation during the disposal period. For the three and six months ended June 30, 2000, losses from the discontinued operation of $212,000 and $354,000, respectively were applied against the aforementioned reserve. The Statements of Operations for the three and six months ended June 30, 1999 were restated to reflect this treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION(1)

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

     Net sales for the three months ended June 30, 2000 increased $517,000 or 2.7% over the same quarter in 1999 to $19,996,000. Shipments of US brake products increased $3,445,000 or 22.3% as the Company increased their market penetration with the addition of new customers in 2000, especially Pep Boys, Inc., in spite of softness in the North American automotive aftermarket. This increase was offset, however, by lower commodity sales ($830,000) and the lack of Canadian distribution business sales ($2,098,000) which was sold as of December 31, 1999.

     Gross profits for the three months ended June 30, 2000 were $4,380,000 or 21.9% of net sales compared to $4,285,000 or 22.0% in the same period of 1999. Included in gross profit in the second quarter of 2000 was $114,000 of one-time costs related to the realignment of the Company's friction manufacturing facilities. Included in gross profit for the second quarter of 1999 is $485,000 of gross profit related to the Canadian distribution business which was sold as of December 31, 1999. Before the effects of these two factors, gross profit related to the Company's base business increased to 22.5% of net sales for the second quarter of 2000 compared to 21.9% of net sales in the same quarter of 1999. This increase is attributable to improvement in sales mix.


------------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 increased by $623,000 or 21.7% to $3,500,000 from $2,877,000 for the same period in 1999. Included in SG&A expenses in the second quarter of 2000 was $101,000 of costs related to the start-up of the Company's e-commerce subsidiary, eParts eXchange, Inc. Included in SG&A expenses for the second quarter of 1999 are $410,000 of costs related to the Canadian distribution business which was sold as of December 31, 1999. Before the effects of these two factors, SG&A expenses related to the Company's base business increased to $3,399,000 for the second quarter of 2000 compared to $2,467,000 in the same quarter of 1999. The increase was due primarily to increased freight costs and additional marketing and sales costs associated with obtaining new brake business.

     Other expense for the three months ended June 30, 2000 increased to $655,000 from $470,000 for the same period of 1999. The increase is attributable to higher interest expense in the second quarter ended June 30, 2000 compared to the same period of 1999. The increase in interest expense was due primarily to a higher level of borrowing at June 30, 2000 compared to June 30, 1999 and higher interest rates.

     The absence of a loss from discontinued operations for the quarter ended June 30, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for the quarter ended June 30, 2000 of $212,000 has been charged against the reserve for such losses established as of December 31, 1999.

     Net income for the three months ended June 30, 2000 was $121,000 compared to $392,000 for the same period in 1999. This decrease in net income is attributed to the individual factors discussed above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net sales for the six months ended June 30, 2000 increased by $4,121,000 or 12.3% to $37,498,000. Sales of US brake parts for the six months ended June 30, 2000 increased by 35.2% or $9,102,000 over the same 1999 period due primarily to the addition of a major new customer and increased sales of friction product. This increase was offset, however, by lower commodity sales ($1,490,000) and the lack of Canadian distribution business sales ($3,491,000) which was sold as of December 31, 1999.

     Gross profits for the six months ended June 30, 2000 increased $1,330,000 or 19.7% to $8,068,000 from $6,738,000 for the same period in 1999. Included in gross profit for the six months ended June 30, 2000 was $353,000 of one-time costs related to the realignment of the Company's friction manufacturing facilities. Included in gross profit for the six months ended June 30, 1999 was $604,000 of gross profit related to the Canadian distribution business which was sold as of December 31, 1999. Before the effects of these two factors, the gross profit margin percentage for the six month period for the base business was 22.5% compared to 20.5% for the same 1999 period. Gross profits for the US brake business for the six months ended June 30, 2000 increased $2,407,000 or 42.0%. These increases are due to higher sales and a more profitable sales mix.

     Selling, general and administrative expenses for the six months ended June 30, 2000 increased $1,309,000 or 24.8% to $6,588,000 from $5,279,000 for the same period in 1999. Included in SG&A expenses in the six month period ended June 30, 2000 was $101,000 of costs related to the start-up of the Company's e-commerce subsidiary, eParts eXchange, Inc. Included in SG&A expenses for the six month period ended June 30, 1999 is $705,000 of costs related to the Canadian distribution business which was sold as of December 31, 1999. Before the effects of these two factors, SG&A expenses related to the Company's base business increased to $6,487,000 for the six months ended June 30, 2000 compared to $4,574,000 in the same period of 1999. The increase was due primarily to increased freight costs and additional marketing and sales costs associated with obtaining new brake business.

     Other Expense for the six months ended June 30, 2000 increased by $238,000 to $1,167,000 from $929,000 for the same period of 1999. The increase is attributable to higher interest expense in the six months ended June 30, 2000 compared to the same period of 1999. The increase in interest expense was due primarily to a higher average level of borrowing and increasingly higher interest rates during the period.

     The absence of a loss from discontinued operations for the six months ended ended June 30, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for this period of $354,000 has been charged against the reserve for such losses established as of December 31, 1999.

     The improvement in net income for the six months ended June 30, 2000 was $178,000 compared to a net loss of $193,000 for the same period in 1999 was due to the individual factors discussed above. Strong operating income of the US brake parts business more than offset one-time facility realignment costs and start-up costs of eParts eXchange, Inc.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities from continuing operations for the six months ended June 30, 2000 was $3,591,000. Cash generated through an increase in accounts payable ($1.9 million) did not fully offset cash required to finance growth in accounts receivable ($6.7 million) necessary to support the Company's sales growth.

     Net cash used in investing activities was $831,000, which is attributable to acquisition of various tooling, manufacturing equipment, and computer equipment, particularly in connection with the Company's realignment and consolidation of its friction manufacturing facilities and establishing its e-commerce subsidiary, eParts eXchange, Inc.

     Net cash provided by financing activities was $4,787,000, consisting primarily of borrowings under the Company's revolving credit agreement and capital contribution to the Company's subsidiary, eParts eXchange, Inc. of $450,000.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At June 30, 2000, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.


PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 1, 2000, Universal Automotive Industries, Inc. held its annual meeting of shareholders. Present at this meeting, in person and by proxy, were shareholders representing 4,380,661 of the 6,914,310 issued and outstanding shares of Common Stock at the date of record (63.35% of the total number of shares of Common Stock outstanding and entitled to vote). The following items were voted upon at the meeting:

A) The following Directors were elected to the Board:
--------------------------------------------------------------------------------
Name                        Votes For        Votes Against       Votes Withheld
--------------------------------------------------------------------------------
Arvin Scott                 4,380,661              0                    0
--------------------------------------------------------------------------------
Yehuda Tzur                 4,380,661              0                    0
--------------------------------------------------------------------------------
Sami Israel                 4,380,661              0                    0
--------------------------------------------------------------------------------
Sheldon Robinson            4,380,661              0                    0
--------------------------------------------------------------------------------
Sol S. Weiner               4,380,661              0                    0
--------------------------------------------------------------------------------
Dennis L. Kessler           4,380,661              0                    0
--------------------------------------------------------------------------------

B) The firm of Altschuler, Melvoin and Glasser LLP was reappointed as the Company's independent auditors for 2000. Holders of Common Stock holding 4,380,661 cast their votes in favor and no votes were cast against or abstained from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 14 , 2000