Form 10-Q
period 2000-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2000-11-14
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______ to
                         Commission file number 1-13516
                                                -------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      36-3973627
  -------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

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

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of November 11, 2000 was 7,243,570 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                               Page(s)
-------  ---------------------                                               -------
   Item 1. Financial Statements

         Consolidated Balance Sheets
                  September 30, 2000 (Unaudited) and December 31, 1999          3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months and nine months ended
                  September 30, 2000 and 1999                                   4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the nine months ended
                  September 30, 2000 and 1999                                   5 - 6

         Notes to Condensed Financial Statements (Unaudited)                    7 - 8

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                   9 - 11

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk           12


PART II.  OTHER INFORMATION

   Items 1 through 5 are not applicable to this report.


   Item 6 - Exhibits and Reports on Form 8-K                                    12

   Signatures                                                                   12

    EXHIBIT II - Computation of Earnings Per Share                              13


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,    December 31,
                                                                    2000            1999
                                                                -------------    ------------

        Assets                                                    (Unaudited)
Current Assets:
   Cash                                                          $     86,907    $     35,457
   Accounts receivable, trade                                      19,007,347      15,849,708
    Due from stockholders                                             237,262         237,262
   Inventories                                                     17,532,869      17,938,629
   Deferred income taxes                                              307,761         395,000
   Prepaid expenses and other current assets                        1,180,940       1,060,650
    Net current assets of discontinued operation                      215,227         339,535
                                                                 ------------    ------------
                                                                   38,568,313      35,856,241
                                                                 ------------    ------------
Property and Equipment - continuing operations, net                 5,187,015       4,758,305
                                                                 ------------    ------------
Property and Equipment - discontinued operation, net                  800,000         800,000
                                                                 ------------    ------------
Other Assets:
   Goodwill, net                                                      555,555         569,073
    Deferred income taxes                                             490,000         490,000
   Other assets                                                       724,142         686,148
                                                                 ------------    ------------
                                                                    1,769,697       1,745,221
                                                                 ------------    ------------
                                                                 $ 46,325,025    $ 43,159,767
                                                                 ============    ============
   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                       $ 14,046,787    $ 10,691,507
   Long-term indebtedness, current portion                            240,594         508,955
   Accrued expenses and other current liabilities                   4,183,558       4,668,252
    Estimated loss on disposal of discontinued operation              979,338       1,500,000
                                                                 ------------    ------------
                                                                   19,450,277      17,368,714
                                                                 ------------    ------------

Long-term Liabilities:
   Revolving loan indebtedness                                     17,465,651      16,764,671
    Subordinated debenture                                          4,419,375       4,385,625
   Long-term indebtedness, non-current portion                      1,154,818       1,308,847
   Deferred income taxes                                              250,183         258,734
                                                                 ------------    ------------
                                                                   23,290,027      22,717,877
                                                                 ------------    ------------
Minority interest in subsidiary                                       450,000               0
                                                                 ------------    ------------

Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,  $.01 par
value, none issued or outstanding)                                          0               0
   Common stock (authorized 15,000,000 shares, $.01 par value,
7,243,570 shares and 6,829,310 issued and outstanding
at September 30, 2000 and December 31, 1999, respectively)             72,435          68,293
   Additional paid-in-capital                                       8,660,836       8,413,978
   Retained earnings                                               (4,698,814)     (4,514,672)
   Accumulated other comprehensive losses                            (899,736)       (894,423)
                                                                 ------------    ------------
                                                                    3,134,721       3,073,176
                                                                 ------------    ------------
                                                                 $ 46,325,025    $ 43,159,767
                                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                                      --------------------------------  -------------------------------
                                                            2000            1999               2000             1999
                                                        ------------    ------------      ------------    ------------
Net sales                                               $ 18,940,835    $ 17,544,653      $ 56,439,032    $ 50,921,948

Cost of sales                                             15,363,728      13,619,990        44,793,437      40,259,296
                                                        ------------    ------------      ------------    ------------
Gross profit                                               3,577,107       3,924,663        11,645,595      10,662,652
Selling, general, and administrative expenses              3,397,384       3,194,242         9,985,385       8,473,621
                                                        ------------    ------------      ------------    ------------
Income from operations                                       179,723         730,421         1,660,210       2,189,031
                                                        ------------    ------------      ------------    ------------

Other (Income) Expense:
   Interest expense                                          678,184         503,495         1,929,814       1,443,875
   Other                                                      (2,006)         (1,914)          (56,464)        (13,437)
                                                        ------------    ------------      ------------    ------------
                                                             676,178         501,581         1,873,350       1,430,438
                                                        ------------    ------------      ------------    ------------

Income (loss) before provision (benefit) for
income taxes                                                (496,455)        228,840          (213,140)        758,593

Income tax provision (benefit)                              (164,900)         44,300           (29,000)        179,800
                                                        ------------    ------------      ------------    ------------

Income (loss) from continuing operations                    (331,555)        184,540          (184,140)        578,793
Loss from discontinued operation                                   0        (320,080)                0        (907,329)
                                                        ------------    ------------      ------------    ------------
Net income (loss)                                       $   (331,555)   $   (135,540)     $   (184,140)   $   (328,536)
                                                        ============    ============      ============    ============

Comprehensive Income (Loss):
     Net income (loss)                                  $   (331,555)   $   (135,540)     $   (184,140)   $   (328,536)
     Other comprehensive gain (loss), foreign
      currency translation adjustment                         21,126         105,617            (5,313)         48,661
                                                        ------------    ------------      ------------    ------------
Comprehensive Income (Loss)                             $   (310,429)   $    (29,923)     $   (189,453)   $   (279,875)
                                                        ============    ============      ============    ============
Earnings (Loss) Per Share:

Basic:
    Continuing operations                               $      (0.05)   $       0.03    $      (0.03)   $       0.08
    Discontinued operation                                      0.00           (0.05)           0.00           (0.13)
                                                        ------------    ------------    ------------    ------------
    Net                                                 $      (0.05)   $      (0.02)   $      (0.03)   $      (0.05)
                                                        ------------    ------------    ------------    ------------

Diluted:
    Continuing operations                               $      (0.05)   $       0.03    $      (0.03)   $       0.08
    Discontinued operation                                      0.00           (0.05)           0.00           (0.13)
                                                        ------------    ------------    ------------    ------------
    Net                                                 $      (0.05)   $      (0.02)   $      (0.03)   $      (0.05)
                                                        ============    ============    ============    ============
Weighted average number of common shares Outstanding:
    Basic                                                  7,036,563       6,793,777       6,914,194       6,783,411
   Common stock equivalents resulting from
warrants and options                                               0         367,342               0         368,777
                                                        ------------    ------------    ------------    ------------
    Diluted                                                7,036,563       7,161,119       6,914,194       7,152,188
                                                        ============    ============    ============    ============

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2000            1999
                                                                  -----------    -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                              $  (184,140)   $  (328,536)
   Net loss from discontinued operations                                    0       (907,328)
                                                                  -----------    -----------
Income (loss) from continuing operations                             (184,140)       578,792
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
   Depreciation and amortization                                      916,570        757,008
Provision for bad debts                                               360,103        396,887
    Effect of exchange rate changes                                    (5,313)        48,661
   Compensation expense for stock options                              29,700         29,700
    Stock issued for services                                          72,675         51,563
   Deferred income taxes and other                                    171,216        204,559
   Changes in operating assets and liabilities:
      Accounts receivable, trade                                   (3,517,742)    (8,370,899)
      Inventories                                                     405,760     (3,020,857)
      Prepaid expenses and other current assets                      (120,290)      (291,126)
          Other assets                                               (201,995)      (143,609)
      Accounts payable, trade                                       3,355,278      7,572,590
      Accrued expenses and other current liabilities                 (484,694)       906,433
                                                                  -----------    -----------
    Net cash provided by (used in) operating activities from
      continuing operations                                           797,128     (1,280,298)
    Net cash used in operating activities from
      discontinued operations                                        (396,354)      (513,251)
                                                                  -----------    -----------
    Net cash provided by (used in) operating activities               400,774     (1,793,549)
                                                                  -----------    -----------
Cash Flows for Investing Activities - purchase of
property and equipment                                             (1,198,412)    (1,282,530)
                                                                  -----------    -----------
Cash Flows from Financing Activities:
Net increase in revolving loan indebtedness                           700,978      2,605,000
Proceeds from notes payable                                                 0        560,092
Proceeds from issuance of preferred stock of subsidiary               450,000              0
Principal payments on notes payable                                  (422,390)      (329,750)
Proceeds from issuance of common stock from exercise of options       120,500              0
                                                                  -----------    -----------
      Net cash provided by financing activities                       849,088      2,835,342
                                                                  -----------    -----------

Net Increase (Decrease) in Cash                                        51,450       (240,737)
Cash, Beginning of Period                                              35,457        347,626
                                                                  -----------    -----------
Cash, End of Period                                               $    86,907    $   106,888
                                                                  ===========    ===========
Cash of continuing operations                                     $    86,907    $       101
Cash of discontinued operations (included with
  net current assets of discontinued operations)                         --          106,787
                                                                  -----------    -----------
                                                                  $    86,907    $   106,888
                                                                  ===========    ===========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           Nine Months Ended September 30,
                                           -------------------------------
                                              2000                 1999
                                           ----------           ----------

Supplemental Disclosures of Cash Flow
 Information:

   Cash paid for interest                  $1,996,650           $1,694,466
                                           ----------           ----------
   Cash paid for income taxes              $   41,000           $   39,793
                                           ----------           ----------

Supplemental Disclosures of Noncash
Investing and Financing Activities -
Issuance of common stock for services      $   72,675           $   51,563
                                           ----------           ----------


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

2.   INVENTORIES
                                       September 30, 2000
                                       ------------------
     Finished goods                       $14,516,690
     Work in process                          165,700
     Raw materials                          2,850,479
                                          -----------
                                          $17,532,869

3.   BASIS OF PRESENTATION
Income Taxes
The Company's effective tax rate for the three and nine months ended September 30, 2000 varies from the statutory tax rate because the Company's subsidiary eParts eXchange, Inc. is not included in the Company's consolidated income tax return. The Company's effective tax rate for the three and nine months ended September 30, 1999 varies from the statutory tax rate principally due to losses in the Company's Hungarian subsidiary for which no current tax benefits are available.

Net Income (Loss) Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three and nine months ended September 30, 2000, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

4.   LASALLE INDEBTEDNESS
The Company was not in compliance of one of its covenants under its credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") as of September 30, 2000. LaSalle has issued a waiver of that non-compliance.

5.   EXERCISE OF FINOVA WARRANTS
Finova Mezzanine Capital, Inc. ("Finova") has elected to exercise a warrant to purchase 450,000 shares of the Company's common stock at an exercise price of $0.83 per share. The warrants are more fully described in Note 4 to the 1999 audited financial statements. Finova has elected to use a "cashless" exercise provision whereby Finova received a net of 279,260 shares of common stock after surrendering 170,743 shares which have a fair market value equal to the aggregate exercise price. Therefore, the Company received no cash proceeds from this transaction when the shares were issued in September 2000.

6.  CAPITALIZATION OF EPARTS EXCHANGE, INC.
Capitalization of eParts eXchange, Inc. is as follows as of September 30, 2000:

-------------------------------------------------------------------------------------------------------------------
                                                    Shares Authorized    Shares Issued     Percent of Shares Issued
-------------------------------------------------------------------------------------------------------------------
Common, Par $.00001, issued to:                         30,000,000
    Universal Automotive Industries, Inc.                                   7,000,000                 74%
    Officers and directors                                                  2,500,000                 26%
-------------------------------------------------------------------------------------------------------------------
Preferred, Series A , Par $00001                         7,000,000           900,000
-------------------------------------------------------------------------------------------------------------------

The Series A Preferred was issued for total proceeds of $450,000 which is shown in the Balance Sheet as Minority Interest in Subsidiary. Each share of Series A Preferred Stock is convertible into one share of Common at any time and has voting rights, together with the Common Stock, on an "as converted" basis. All liquidation proceeds accrue to Series A Preferred Stock until Series A holders receive a return equal to the original investment plus 10%. In addition, the Company agreed to grant the Series A holders a two year right to put their Series A shares to the Company at the ratio of one quarter share of Company common stock for each Series A Preferred share so tendered. The Company has historically sold certain commodity aftermarket parts on a drop ship basis; effective May 1, 2000, the Company contributed this business to eParts eXchange, Inc., which is more in line with such subsidiary's commodity auction business than the Company's core brake parts business.

7.  DISCONTINUED OPERATIONS
As previously disclosed in Note 9 of the 1999 audited financial statements, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operation during the disposal period. For the three and nine months ended September 30, 2000, losses from the discontinued operation of $166,000 and $521,000, respectively were applied against the aforementioned reserve. The Statements of Operations for the three and nine months ended September 30, 1999 were restated to reflect this treatment.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

     Net sales for the three months ended September 30, 2000 were $18,941,000, an increase of $1,396,000 or 8% over the same quarter in 1999. Shipments of US brake products increased $3,176,000 or 21.8% as the Company increased its market penetration with the addition of new customers in 2000, especially Pep Boys, Inc., in spite of softness in the North American automotive aftermarket. This increase was offset, however, by lower commodity sales ($228,000) and the lack of Canadian distribution business sales ($1,552,000) that was sold as of December 31, 1999.

     Gross profits for the three months ended September 30, 2000 were $3,577,000 or 18.9% of net sales compared to $3,925,000 or 22.4% in the same period of 1999. Third quarter 1999 gross profit included $304,000 of gross profit related to the Canadian distribution business that was sold as of December 31, 1999. Before the effect of the sale of the Canadian distribution business, gross profit decreased from $3,621,000 or 22.6% of sales in the 1999 quarter to $3,557,000 or 18.9% of sales. This decrease is attributable to granting pricing concessions to maintain volume in the face of a softening automotive aftermarket and under-absorption of manufacturing costs due to the acquisition of friction manufacturing capacity.



----------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 increased by $203,000 or 6.4% to $3,397,000 from $3,194,000 for the same period in 1999. Included in SG&A expenses for the third quarter of 1999 are $286,000 of costs related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of this factor, SG&A expenses related to the Company's base business increased to $3,397,000 for the third quarter of 2000 compared to $2,908,000 in the same quarter of 1999. The increase was due primarily to increased freight costs and additional marketing and sales costs associated with obtaining new brake business.

     Other expense for the three months ended September 30, 2000 increased by $175,000 to $676,000 from $501,000 for the same period of 1999. Higher interest expense in the third quarter ended September 30, 2000 was the reason for the increase compared to the same period of 1999. The increase in interest expense was due primarily to a higher level of borrowing at September 30, 2000 compared to September 30, 1999 and higher interest rates.

     The absence of a loss from discontinued operations for the quarter ended September 30, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for the quarter ended September 30, 2000 of $166,000 has been charged against the reserve for such losses established as of December 31, 1999.

     Loss from continuing operations for the three months ended September 30, 2000 was $332,000 compared to income from continuing operations of $185,000 for the same 1999 period. This decrease in profitability is due to factors set forth before, particularly reduced gross profit margin and increased sales related expenses associated with maintaining market position and increased interest costs. Total net loss for the three months ended September 30, 2000 was $332,000 compared to $136,000 for the same period in 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net sales for the nine months ended September 30, 2000 was $56,439,000, an increase of $5,517,000 or 10.8% from the same 1999 period. This increase was in spite of lower commodity sales ($1,718,000) and the lack of Canadian distribution business sales ($5,043,000) that was sold as of December 31, 1999. Sales of US brake parts for the nine months ended September 30, 2000 increased 30.4% or $12,279,000 over the same 1999 period due primarily to the addition of a major new customer and increased sales of friction product.

     Gross profits for the nine months ended September 30, 2000 increased $983,000 or 9.2% to $11,646,000 from $10,663,000 for the same nine-month period in 1999. Included in gross profit for the nine months ended September 30, 2000 was $353,000 of one-time costs related to the realignment of the Company's friction manufacturing facilities. Included in gross profit for the nine months ended September 30, 1999 was $909,000 of gross profit related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these two factors, the gross profit margin percentage for the nine-month period was 21.3% which was level with the same 1999 percentage. Gross profits for the US brake business for the nine months ended September 30, 2000 were $11,682,000, an increase of $2,570,000 or 28.0% over the 1999 period. This increase was due to higher sales and a more profitable sales mix.

     Nine months ended September 30, 2000 selling, general and administrative expenses were $9,985,000, an increase of $1,512,000 or 17.8% from $8,474,000 for the same period in 1999. Included in SG&A expenses in the nine-month period ended September 30, 2000 was $101,000 of costs related to the start-up of the Company's e-commerce subsidiary, eParts eXchange, Inc. Included in SG&A expenses for the nine- month period ended September 30, 1999 is $991,000 of costs related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these two factors, SG&A expenses related to the Company's base business increased to $9,884,000 for the nine months ended September 30, 2000 compared to $7,483,000 in the same period of 1999. The increase was due primarily to increased freight costs and additional marketing and sales costs associated with obtaining new brake business.

     Other Expense for the nine months ended September 30, 2000 increased by $443,000 to $1,873,000 from $1,430,000 for the same period of 1999 attributable to higher interest expense. The increase in interest expense was due primarily to a higher average level of borrowing and increasingly higher interest rates during the period.

     The absence of a loss from discontinued operations for the nine months ended ended September 30, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for this period of $521,000 has been charged against the reserve for such losses established as of December 31, 1999.

     For the nine month period ended September 30, 2000, net loss from continuing operations was $184,000 compared to net income from continuing operations of $579,000 for the nine months ended September 30, 1999. The principal reasons for decreased profitability was that the Company incurred $454,000 of one-time facility realignment costs and start-up costs of eParts eXchange, Inc. and increased interest costs. Total net loss for the nine months ended September 30, 2000 was $184,000 compared to a net loss of $329,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2000 was $401,000 compared to net cash used in operating activities of $1,794,000 for the same 1999 period. Cash generated through an increase in accounts payable ($3.5 million) was sufficient to provide cash required to finance growth in accounts receivable ($3.5 million) necessary to support the Company's sales growth.

     Net cash used in investing activities was $1,198,000, which is attributable to acquisition of various tooling, manufacturing equipment, and computer equipment, particularly in connection with the Company's realignment and consolidation of its friction manufacturing facilities and establishing its e-commerce subsidiary, eParts eXchange, Inc.

     Net cash provided by financing activities was $849,000, consisting primarily of borrowings under the Company's revolving credit agreement and capital contribution to the Company's subsidiary, eParts eXchange, Inc. of $450,000.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At September 30, 2000, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.


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

                             Date: November 14, 2000