Form 10-K405
period 2000-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2001-04-17
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of April 12, 2001, was approximately $6,813,390.

         The number of shares of registrant's Common Stock, par value of $0.01 per share, outstanding as of April 12, 2001, was 7,438,870 shares.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I .......................................................................................  1
         Item 1.    Business .................................................................  1
         Item 2.    Properties ............................................................... 10
         Item 3.    Legal Proceedings ........................................................ 11
         Item 4.    Submission of Matters to Vote of Security Holders ........................ 11

PART II ...................................................................... ............... 11
         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .... 11
         Item 6.    Selected Financial Data (in thousands, except for per share data) ........ 13
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations ............................................................ 15
         Item 7a.   Quantitative and Qualitative Disclosure About Market Risk ................ 19
         Item 8.    Financial Statements and Supplementary Data .............................. 19
         Item 9.    Changes in and Disagreements With Accounting and Financial Disclosure .... 19

PART III ..................................................................................... 20
         Item 10.   Directors and Executive Officers of the Registrant ....................... 20
         Item 11.   Executive Compensation ................................................... 20
         Item 12.   Security Ownership of Certain Beneficial Owners and Management ........... 20
         Item 13.   Certain Relationships and Related Transactions ........................... 20

PART IV ...................................................................................... 20
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .......... 20

                                     PART I


ITEM 1.   BUSINESS (1)

         Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices, as they relate to forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

         Universal Automotive Industries believes it is the market leader for value line aftermarket brake parts. We are a manufacturer and distributor of brake rotors, drums, non-asbestos disc brake pads, relined brake shoes, brake lining and hydraulic parts for the automotive aftermarket. We market approximately 50% of our product under our UBP trademark (Universal Brake Parts) and the balance under our customers' private labels. Our valued customers include traditional aftermarket distributors, national and regional auto parts retailers as well national parts and service providers. Many of our "value line" competitors specialize in only one category of brake parts. By offering a full line of "value line" brake products, we believe that we have an advantage over those competitors offering "value line" products in fewer brake part categories in light of the industry trend to consolidate the number of suppliers.

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

         Our manufacturing assets have grown significantly over the past four years reflecting our overall marketshare growth and business philosophy. Management believes that in order to satisfy the marketplace request for maximum value, we must have the flexibility to manufacture or source product especially for brake drum and rotor products. The U.S. friction aftermarket is primarily dominated by U.S. based friction manufacturers. Overseas friction manufacturers have secured less then 5% marketshare. We are one of four U.S. based aftermarket disc brake rotor and drum manufacturers. In 2001, we moved our Laredo, Texas rotor finishing facility to Cuba, Missouri to gain cost benefits from being closer to our raw casting supplier. In 1998 we had 79,000 square feet under one roof dedicated to friction manufacturing. Today we have 157,000 square feet dedicated to friction manufacturing. Our Canadian facility achieved ISO9001:1994 Quality System Standard in 1999. We research, develop and produce friction products at our Toronto, Canada and Walkerton, Virginia manufacturing plants. Our plants only manufacture non-asbestos friction products.

         We also conduct a wholesale "commodities" operation from our headquarters in Alsip, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable

--------
(1) Some of the statements included in Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

prices, and reselling such products at slightly higher prices. Our commodity business has historically enjoyed annual revenues in excess of $4 million.

         In December 1999, we formed a new subsidiary company named eParts eXchange, Inc. ("EPX"). EPX has built and operates a business-to-business Internet platform for worldwide buyers and sellers of automotive aftermarket parts focusing on the commodity, surplus and international trade segments. In June 2000, we completed the funding of EPX through the sale of preferred shares of EPX to a limited number of purchasers, with conversion rights into our common stock. In August 2000 the EPX web site was activated. We determined in January 2001, that we were better served by redirecting the efforts of the EPX team to augment the sales and marketing of UBP products.

         The following chart illustrates our significant growth in sales of brake rotors and other brake parts.


                                              REVENUE

                                      Actual ($000's except %)
                             ------------------------------------------
                              1996     1997     1998     1999     2000
                             ------   ------   ------   ------   ------
Revenue:
     Brake - US              $36.0    $42.0    $44.5    $55.2    $65.4
     Growth %                 57.0%    16.8%     5.7%    24.6%    18.5%

     Non Brake                14.9      6.2      5.2      6.4      4.6
     Growth %                -22.6%   -58.5%   -15.6%    20.2%   -25.8%

     Total - Normalized      $50.9    $48.2    $49.7    $61.6    $70.0
     Growth %                 25.4%    -2.1%     4.4%    16.3%    13.6%

     Non-Recurring             6.1      7.6      8.6      6.1     Sold
     Canadian Distribution    84.8%    23.8%    12.9%   -28.6%


         Since 1996, the year that we liquidated the non-brake parts warehouse distributor business, we have operated exclusively in the brake segment of the automotive aftermarket except for our commodity operation. We currently market our UBP Universal Brake Parts line to warehouse distributors, mass market retailers, specialty, "under-the-car" distributors and national franchise and chain installers located throughout the United States, principally through our salespeople, independent sales representatives and telemarketing. We have been named a primary private label brake rotor, drum and friction supplier to several national buying groups.

         In October 1995, we acquired the assets of Csepel Iron Foundry Works, a producer of high quality gray iron and ductile iron casting products, located in Budapest, Hungary. In December 1999, we decided to exit the foundry business. In the 1999 financial statements, we wrote down the carrying value of the foundry property to its estimated net realizable value and have provided a reserve for estimated costs to dispose and estimated losses of the foundry until it is disposed or liquidated. We are marketing the foundry for sale and, should that effort not be successful, then discontinue all operations at the Hungarian foundry. We continue to operate the foundry pending sale in order to maximize net disposition value, subject to the understanding that we will not commit substantial resources to continue its operation. We believe that we will be successful in selling the foundry by no later than December 31, 2001; however, there can be no assurance that a sale will be consummated within twelve months and at a price in excess of the written down value of the foundry assets.

         Our strategy is to capitalize on the increasing demand for brake parts and the higher gross margins on sales of such brake parts by expanding our brake parts manufacturing and distribution business. We believe that we can implement our expansion strategy by: (i) marketing additional brake categories to existing customers; (ii) providing "maximum value" e.g, lowest cost for highest quality, 97% fill rate and 72 hour order processing; (iii) possibly acquiring other specialty brake parts distributors; (iv) being a low cost producer of brake parts; (v) increasing our SKU coverage to existing customers; and (vi) building brand recognition through our Ultimate brand brake parts (a premium product line). We may seek additional debt or equity financing to finance this expansion.

         As part of our strategy to expand our specialty brake parts distribution business and increase our focus on this segment, we have taken the following actions:

         (i) April 1995 - we purchased the brake rotor and drum inventory and customer list of the passenger car division of MHD Automotive, an Illinois-based distributor of brake parts.

         (ii) June 1995 - we acquired the inventory and customer list of North American Rotor, Inc., a distributor of brake drums and rotors.

         (iii) October 1995 - we acquired the assets of Csepel Iron Foundry Works in Budapest, Hungary with a view toward potential future upgrading in order to eventually produce brake rotors for internal requirements.

         (iv) January 1996 - we acquired the remaining 50% of the outstanding stock of UBP Friction, Inc., a Canadian-based specialty manufacturer of brake friction parts, and now own 100% of the outstanding capital stock of that company.

         (v) March 1996 - we acquired the brake parts inventory and customer list of MPW Brake Supply of Cambridge, Massachusetts, an aftermarket brake parts distributor on the East Coast.

         (vi) June 1996 - we acquired the assets and goodwill of North American Friction Inc., a Canadian manufacturer of a brake friction component used in our brake friction manufacturing process.

         (vii) September 1996 - we substantially liquidated our non-brake parts warehouse/distribution division which enabled us to utilize the financial, warehouse and personnel resources previously used by such division in our higher margin brake parts business. We substantially completed the liquidation by December 31, 1996.

         (viii) November 1996 - we acquired all of the assets of the MCI Automotive Division of Excel Industries which was in bankruptcy. We acquired the inventory at values substantially less than then current market values and we have sold substantially all such inventory. We also acquired a substantial number of additional brake rotor patterns and additional equipment to increase our manufacturing capacity.

         (ix) November 1997 - we launched our premium brake category, Ultimate Brake Parts(TM).

         (x) November 1999 - we purchased substantially all the assets of Total Brake Industries, Inc. of Walkerton, Virginia, which will enable us to expand our production of brake pads and brake shoes from both new and used brake cores and:

         (xi) December 1999 - we decided to discontinue operations at our Csepel Iron Foundry Works in order to concentrate on our North American based operations, with operations continuing pending sale or liquidation.

         (xii) April 2000 - completed realignment of Canadian friction manufacturing facilities under one roof.

         (xiii) June 2000 - we completed the funding of EPX; August 2000 - EPX web site activated.

         (xiv) March 2001 - completed the move of our rotor manufacturing facility to Cuba, MO. from Laredo, TX.

THE INDUSTRY

         The brake parts segment of the automotive aftermarket is the segment of that industry currently experiencing the most growth. We estimate that United States brake systems aftermarket manufacturers revenues totaled $2.38 billion in 2000. While the overall market is growing at a rate of approximately 2% per year (following the total growth in the number of vehicles), the brake portion of the industry is currently enjoying growth of 4% to 5% per year. This larger growth rate is supported by several factors, including increasing wear and tear on brakes, changes in vehicle design, improved components (e.g., front wheel drive, semi-metallic disc pads and ABS braking systems), increased speed limits and an overall increase in the number of miles driven per year as well cost benefits to replace brake rotors as opposed to resurfacing.

         The introduction of front wheel drive vehicles in 1980 resulted in changes in vehicle design. The mix of front to rear braking changed over the years from 60% front - 40% rear to as high as 85% front - 15% rear. This equates to much higher heat on the front rotors as they are forced to do much more of the braking, resulting in increased wear on rotors.

         The government has mandated targets for improving fuel economy and imposed sizable taxes for not attaining such targets. Car manufacturers have generally chosen reducing vehicle weight as the short-term method of improving fuel economy. One of the prime targets has been the braking system which has always been over-designed and, therefore, overweight. Rotors and calipers were reduced in size to help achieve these new weight targets, which reduces rotor and disc pad life. Lighter weight rotors are less costly than heavier rotors and upon wearing down it is generally more cost effective to discard, rather than refurbish the rotors.

         Increased speed limits have increased braking system usage. Speed limits in several states have been increased from the 55 mph of the mid 1970's to as high as 75 mph in some states. This 36% increase in speed requires almost 300% more braking power to achieve the same stopping distance. In response to these increased demands placed on braking systems, vehicle manufacturers created anti-lock braking systems which electronically monitor the performance of each wheel to assure that it does not lock and skid, thus reducing the braking power of that wheel. This system rapidly activates and releases pressure on a wheel to keep it from locking up and skidding. This rapid action on the brake system tends to increase wear of the brake components.

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

PRODUCTS

         We supply a wide range of brake components to all levels of distribution. Our manufacturing facilities in both the U.S. and Canada produce brake drums and rotors as well as a full range of friction products, primarily disc brake pads and brake shoes. We purchase from unaffiliated vendors those products required to complete our product offering. We are one of four disc brake rotor and drum manufacturers and one of seven U.S. or Canadian based friction manufacturers with any material presence in the US aftermarket. We believe that our brake drum and rotor "value line" competitors do not have our breadth or scope of manufacturing capacity, and are, therefore, subject to the competitive disadvantages inherent in dependence upon third party suppliers.

         The development of this basic manufacturing capability has positioned us to compete with the established brand names in the industry by marketing a premium line of brake rotors and friction products under its Ultimate Brake Parts(TM) label. Consolidation in the distribution and manufacturing segments of the brake aftermarket has left customers with fewer and fewer alternatives. We believe that this will offer us substantial opportunities for increasing market penetration in the future. Although some new competitors have been formed recently in the brake drum and rotor segment, this is offset by the demise of a couple of competitors in this product segment. However, Dana and Federal-Mogul, both significantly larger companies, have substantially lowered their pricing primarily in the drum and rotor category to address market pricing from value line competitors.

MARKETING AND DISTRIBUTION

Marketing

         We currently market products to all levels of distribution under the name "UBP Universal Brake Parts" as well as under a number of private label programs for large buying groups, national franchise programs and installer chains. The long term strategy, while growing the private label program, is to improve UBP brand recognition in the market place and position our product lines to compete with established branded products. Branded products generally are offered by our competitors at a premium price, thus, offering customers who choose UBP products a substantial opportunity for improved margin performance. This group of competitors also currently commands approximately 70% of the total brake market, making them a prime competitive target.

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

         We conduct a wholesale commodities operation from our headquarters facility in Alsip, Illinois, purchasing certain automotive replacement parts and maintenance items in large volume, at favorable prices, and reselling such products at slightly higher prices. We make large volume purchases of products on the open market, generally buying from foreign and domestic manufacturers and other warehouse distributors, and resell such products to other warehouse distributors, mass market retailers and jobbers. Our commodity business has experienced annual revenues in excess of $4 million. For the years ended December 31, 1998, 1999 and 2000, net sales from our wholesale commodities operations accounted for approximately 9%, 10% and 7% of our total net sales (excluding the Hungarian foundry), respectively, and 5%, 5% and 4% of our total gross profits (excluding the Hungarian foundry), respectively. In December 1999, we formed a new subsidiary company named eParts eXchange, Inc. ("EPX"). EPX built and operates a business-to-business Internet platform for worldwide buyers and sellers of automotive aftermarket parts focusing on the commodity, surplus, and international trade segments. We determined in January 2001, that we were better served by redirecting the efforts of the EPX team primarily to augment the sales and marketing of UBP products. In June 2000, we completed the funding of EPX through the sale of preferred shares of EPX. In August 2000 the EPX web site was activated.

MANUFACTURING

         In 2001, we relocated the rotor machining facility from Laredo, Texas to Cuba, Missouri to be able to gain lower costs associated with being closer to our source of supply of raw castings. The Cuba facility will have a capacity of approximately 750,000 units on a two shift basis. Through the acquisition of Excel Industries' MCI operation in 1996, we acquired approximately 200 foundry tools, which provided the base to manufacture approximately 210 different part numbers representing approximately 80% of our total volume in the drum and rotor category. We established a relationship with Waupaca Foundry, Inc. ("Waupaca") to supply raw castings as a result of its MCI acquisition. Waupaca is the premier rotor casting vendor in North America.

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

         We acquired Total Brake Industries' assets in November 1999 and operate from a leased facility in Walkerton, Virginia. This facility manufactures pucks for disc brake pads and produces strip lining for the remanufacturing of brake shoes, as well as to manufacture and remanufacture brake shoes.

         Our wholly-owned foundry operation in Budapest, Hungary is capable of producing complex, hand-formed castings primarily for the European market. We are marketing the foundry for sale and will discontinue operations at the foundry once a sale is completed or discontinue and liquidate the foundry if a sale is not consummated if the foundry ceases to be largely self sufficient.

SUPPLIERS AND RAW MATERIALS

Suppliers

         Product selection and purchasing functions for our U.S. brake parts business are centralized at our headquarters in Alsip, Illinois. We purchase brake drums and rotors from global sources in addition to manufacturing over 700,000 brake rotors at the company U.S. plant. We source brake drums and rotors from over a dozen suppliers located throughout the world. Currently, we import approximately 70% of our brake rotor and drum inventories from suppliers located in the People's Republic of China, with the balance from various suppliers in Taiwan, Italy, the United States and Canada. The company sources less than 5% of its friction requirements. The company purchases all its hydraulic parts from several overseas suppliers.

         Although certain suppliers may provide a majority or all of our requirements for a particular product or product subcategory, no supplier accounted for more than 60% of our U.S. total product purchases during 2000. We believe that the loss of any one or more of its suppliers would not have a material adverse effect on us and that alternative sources of supply are readily available at comparable prices in all product categories. We believe that our relationships with our suppliers are good.

Tariff

         The International Trade Commission ruled rotors sales from China materially injured U.S. rotor manufacturers. As a result of this affirmative determination, the U.S. Customs Service has imposed anti-dumping duties on certain Chinese suppliers. The dumping duties can be reviewed yearly if requested by a Chinese manufacturer or by a U.S. brake rotor manufacturer. Depending on the results of the investigation, the tariff may be decreased or increased. The dumping duties are plant specific and are retroactive to the importer of record. However, we are not the importer of record for this purpose and, therefore, have been unaffected by dumping duties.

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

         We duplicate certain raw iron casting patterns used for the production of our better selling brake rotors and place such patterns at different foundries to assure a supply of the raw iron castings produced from such patterns. Although we believe that we have developed good relationships with the foundries that supply our raw iron castings, any of such foundries could discontinue producing such castings for us at any time. We believe that the number of foundries equipped to produce raw iron castings such as the ones used by us in our manufacturing operations is limited. The loss of any major foundry as a supplier of raw iron such as the ones used by us in our manufacturing operations is limited. The loss of any major foundry as a supplier of raw iron castings and our inability to identify new foundries for the production of raw iron castings in a timely manner could have a material adverse effect on our business. In addition, there can be no assurance that the foundries currently producing our raw iron castings will be able to accommodate the anticipated expansion of our manufacturing capabilities. We are continuously seeking to locate additional foundries that would be suitable for the production of our raw iron castings.

COMPETITION

         Our markets are highly competitive. As a brake parts manufacturer and distributor, we compete directly with other brake part manufacturers and brake parts distributors, including Aimco and Raybestos Brake Products (divisions of Dana Corporation), Wagner Brake Products (a division of Federal Mogul) and Bendix (a division of General Electric), as well as numerous value line distributors specializing in one specific brake category.

         We compete primarily on the basis of service, price, inventory availability, delivery time and responsiveness. Many of our competitors in both the traditional and the specialty brake parts distribution markets are larger and have greater capital, management and other resources than we have. No assurance can be given that we will continue to compete successfully with such other competitors.

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

EMPLOYEES

         As of December 31, 2000, we had 394 full-time employees employed at our continuing operations in North America.


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

EXPANSION; POSSIBLE NEED FOR ADDITIONAL FINANCING

         Our continued growth and financial performance will depend in part on our ability to continue to expand our business through: (i) gaining additional market share for friction brake products; (ii) the purchase of additional manufacturing machinery and brake rotor patterns to increase the number of brake rotor SKUs we manufacture; (iii) the possible acquisition of other brake parts manufacturers or distributors on favorable terms; and (iv) additional sales penetration of current customers. While we regularly evaluate and discuss possible acquisitions, we have not entered into any binding agreement with any potential acquisition candidates, we cannot assure you that we will be successful in locating suitable acquisition candidates or that we will consummate any additional acquisitions in the future. In addition, we can make no assurances that any operations that we acquire will be effectively and profitably integrated into our current operations. Our future results will be affected by our ability to manage our operations and growth effectively and to continue to obtain an adequate supply of quality brake parts on a timely and cost-effective basis to meet the growing demand for our UBP Universal Brake Parts products. We can offer no assurances that any future expansion of our operations or acquisitions will not have an adverse effect on our operating results, particularly during the periods immediately following any such expansion or acquisition. We will be required to seek additional financing to fund our expansion through acquisitions or the upgrade of existing facilities. We have no current commitments or arrangements for additional financing and we can make no assurances that additional financing will be available to us on acceptable terms, or at all. We may also issue common stock or other securities in connection with future acquisitions, resulting in additional dilution to our existing stockholders.

LEGAL PROCEEDINGS

         During 1995, a lawsuit was filed against us in the United States Bankruptcy Court (the Court) by a Trustee of the bankruptcy estate of First National Parts Exchange, Inc. with which we had transacted both purchases and sales of certain automotive parts in 1992 and 1993. We recorded a provision of $650,000 in 1997 to reflect an estimated liability for such contingency. In 1998, after a trial was concluded, the Court ruled that the vast majority of the Trustee's claims were invalid. Our liability for the claims held as valid was approximately $499,000, for which we paid approximately $198,000 in 1998. As a result, we recorded benefit for lawsuit settlement of $151,000 (pre-tax) in 1998. After all appeals were exhausted, we paid the remaining $301,000 plus interest in December, 2000.

         In January 2000, a lawsuit was filed against us by the Plan Administrator for a bankrupt former customer (APS Holding Corporation) seeking recovery of alleged preferences in excess of $2,200,000. We believe that all payments received by it were in the ordinary course of business and / or were offset by merchandise transfers made by us subsequent to its receipt of the alleged preferences, and we intend to vigorously contest such allegations. Potential damages, if any, are not covered by insurance. We believe that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations.

BANK FINANCING

         We have incurred significant indebtedness in connection with our operations. As of December 31, 2000, our total consolidated indebtedness was approximately $23 million. A substantial portion of this indebtedness is secured by substantially all of our assets (except the Hungarian foundry assets) and by a pledge of all of our subsidiaries' outstanding capital stock. As a result of such indebtedness, we: (i) are prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness; (ii) could be hindered in our efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes; and (iii) would be vulnerable to increases in interest rates since substantially all of our borrowings are at floating rates of interest.

         On September 29, 1999, we completed a renewal and restructuring of its credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for (a) a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the amount of $3,779,194. The term loan was reduced by $2,842,873 in October 1999 from the proceeds of the sale of our Chicago facility. The credit agreement was amended in 2000 to increase the revolving line of credit to $26,000,000. In March 2001, we were advised by LaSalle that we were not in compliance with one of our loan covenant ratios and LaSalle has increased our cost of borrowing by 100 basis points. On April 13, 2001, LaSalle informed us that it will waive such violation upon completion of required documentation which will include certain modifications to the credit agreement.

         On July 14, 1997, we sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through December 31, 2000, we have issued Finova warrants to purchase 1,350,000 shares of our common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. Finova will also receive a warrant to purchase an additional 225,000 shares of common stock on August 14, 2001 except, however, that if the debenture is prepaid before the scheduled warrant issue date, then that warrant will not be issued. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, Finova elected to exercise one of its warrants to purchase 450,000 shares of our common stock at an exercise price of $0.83 per share. In September, 2000, Finova elected to use a "cashless" exercise provision whereby Finova received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. Therefore, we received no cash proceeds from this transaction when the shares were issued. We will seek to either extend or refinance our Finova debt once it becomes due in 2002. Finova sought bankruptcy protection in early 2001 and most likely will be acquired by its primary creditors.

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


ITEM 2. PROPERTIES

         The following table sets forth the general location, principal uses and approximate size of our principal properties and whether such properties are leased or owned:


============================================================================================================
                                                                                 APPROXIMATE         LEASED
                                                                                    AREA               OR
              LOCATION                                 USE                     IN SQUARE FEET        OWNED
------------------------------------------------------------------------------------------------------------
Alsip, Illinois                      Company headquarters, executive and           263,000           Leased
                                     sales offices and full-service
                                     warehouse
------------------------------------------------------------------------------------------------------------
Walkerton, Virginia                  Conventional brake pad manufacturing           77,000           Leased
                                     and brake shoe manufacturing
------------------------------------------------------------------------------------------------------------
Budapest, Hungary                    Foundry                                       270,000           Owned
------------------------------------------------------------------------------------------------------------
Brampton, Ontario, Canada            Conventional brake pad manufacturing           79,300           Leased
------------------------------------------------------------------------------------------------------------
Compton, California                  Specialty brake parts warehouse                28,200           Leased
------------------------------------------------------------------------------------------------------------
Cuba, Missouri                       Brake rotor manufacturing                      50,000           Leased
============================================================================================================

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

         We lease the Brampton, Ontario brake pad manufacturing facility from an unaffiliated third party for approximately $211,000 per year, expiring in February 2012.

         We lease our Cuba, Missouri brake rotor manufacturing facility from an unaffiliated party for approximately $100,000 per year, expiring in December 2005. We believe that this facility will provide adequate capacity for our currently anticipated brake rotor manufacturing operations.

         The Walkerton, Virginia manufacturing facility produces friction material used in the brake shoe manufacturing and remanufacturing process, pucks for disc brake pads, as well as manufacture and remanufacture brake shoes. We lease the facility from the former owner of the Total Brake Industries business acquired in November 1999 at a rate of $72,000 per year.

ITEM 3. LEGAL PROCEEDINGS

         During 1995, a lawsuit was filed against us in the United States Bankruptcy Court (the Court) by a Trustee of the bankruptcy estate of First National Parts Exchange, Inc. with which we had transacted both purchases and sales of certain automotive parts in 1992 and 1993. We recorded a provision of $650,000 in 1997 to reflect an estimated liability for such contingency. In 1998, after a trial was concluded, the Court ruled that the vast majority of the Trustee's claims were invalid. Our liability for the claims held as valid was approximately $499,000, for which we paid approximately $198,000 in 1998. As a result, we recorded benefit for lawsuit settlement of $151,000 (pre-tax) in 1998. After all appeals were exhausted, we paid the remaining $301,000 plus interest in December, 2000.

         In January 2000, a lawsuit was filed against us by the Plan Administrator for a bankrupt former customer (APS Holding Corporation) seeking recovery of alleged preferences in excess of $2,200,000. We believe that all payments received by it were in the ordinary course of business and / or were offset by merchandise transfers made by us subsequent to its receipt of the alleged preferences, and we intend to vigorously contest such allegations. Potential damages, if any, are not covered by insurance. Management believes that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations.

         All other legal proceedings and actions to which we are a party are of an ordinary and routine nature incidental to the operations of us. We believe that such proceedings will not, individually or in the aggregate, have a material adverse effect on our business or financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is listed on the Nasdaq SmallCap Market under the symbol "UVSL" and on The Chicago Stock Exchange under the symbol "UVS." The Redeemable Common Stock Purchase Warrants (the "Warrants") are listed on the Nasdaq SmallCap Market under the symbol "UVSLW" and on The Chicago Stock Market under the symbol "UVSWS." The following table sets forth, for the periods indicated, the high and low sale prices per share for our Common Stock and for the Redeemable Common Stock Purchase Warrants as reported by the Nasdaq SmallCap Market, on a quarterly basis, for the years 1999 and 2000. Our Common Stock and the Warrants were initially listed on the Nasdaq SmallCap Market and on The Chicago Stock Exchange on December 15, 1994.


COMMON STOCK
                                                         HIGH      LOW
                                                       -------   --------
2000
First Quarter ......................................   $  5.13   $  2.03
Second Quarter .....................................      2.94      1.47
Third Quarter ......................................      3.06      1.75
Fourth Quarter .....................................      2.31      1.81

1999
First Quarter ......................................   $  2.50   $  1.06
Second Quarter .....................................      2.06      1.25
Third Quarter ......................................      2.12      1.37
Fourth Quarter .....................................      2.56      1.59

REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                                         HIGH      LOW
                                                       -------   --------
2000
First Quarter......................................    $  2.19   $   .34
Second Quarter.....................................       1.19       .50
Third Quarter......................................        .59       .20
Fourth Quarter.....................................        .47       .22

1999
First Quarter......................................    $   .50   $   .25
Second Quarter.....................................        .53       .31
Third Quarter......................................        .59       .31
Fourth Quarter.....................................        .78       .19


         As of March 21, 2001, there were approximately 950 beneficial holders of our Common Stock.

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

         In December 1999, we lowered the strike price of our Warrants from $7.00 to $2.25 per share and extended the expiration of the exercise period to December 31, 2000. In December 2000, we extended the expiration of the exercise period to December 31, 2001.

         In exchange for consulting services, we issued (a) in 1999 warrants to purchase 200,000 shares of common stock at exercise prices ranging from $1.4375 to $2.00 per share exercisable until 2004 and (b) in 1998 warrants to purchase 50,000 shares of common stock at an exercise price of $1.375 per share exercisable until 2003.

         During the year ended December 31, 2000, we sold shares of our Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). During August, 2000, we issued 37,500 shares to one person as payment for certain services provided to us valued at $72,675. We did not use the services of any finders or securities broker-dealers in connection with the issuance of these shares. We believe that all Shares issued in this transaction are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

         In the summer of 2000, EPX issued $450,000 of Series A Preferred Stock to three individuals in a private transaction, representing 8.7% beneficial ownership of EPX on an as-converted basis, together with rights to exchange said shares for our common stock based on a value of $2.00 per share (i.e. one share of Company common stock for each $2.00 of capital invested for Series A Preferred). The remaining 91.3% beneficial ownership of EPX was held by us and EPX officers and directors in the form of common stock. In 2001, the holders of the Series A Preferred Stock have taken steps to convert their shares to our common stock so that EPX is anticipated to become a wholly owned subsidiary.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

         The following selected financial data should be read in conjunction with our financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1997 and 1996 are derived from audited financial statements not included herein.

                                                                       (in thousands except for per share data)
                                                                               Years Ended December 31, (1)
                                                        -----------------------------------------------------------------------
                                                            2000           1999           1998           1997           1996
                                                        -----------    -----------    -----------    -----------    -----------
Statement of Operations Data:
Net sales                                               $    70,048    $    67,759    $    58,252    $    55,821    $    57,009
Cost of sales                                                56,510         53,539         45,917         43,840         46,203
                                                        -----------    -----------    -----------    -----------    -----------
Gross profit                                                 13,538         14,220         12,335         11,981         10,806
Selling, general and administrative                          13,253         11,909         10,101         12,773          9,478
                                                        -----------    -----------    -----------    -----------    -----------
Income (loss) from operations                                   285          2,311          2,234           (792)         1,328
                                                        -----------    -----------    -----------    -----------    -----------

Other expense (income):
Provision (benefit) for lawsuit settlement                        0              0           (151)           650              0
Interest expense                                              2,593          2,025          1,916          1,422            916
Loss (Gain) on disposition of assets                            110         (1,153)             0             12            (44)
Other                                                          (125)           (10)            94             19            (58)
                                                        -----------    -----------    -----------    -----------    -----------
                                                              2,578            862          1,859          2,103            814
                                                        -----------    -----------    -----------    -----------    -----------

Income (Loss) before Provision
(Benefit) for Income Taxes                                   (2,293)         1,449            375         (2,895)           514
Income Tax Provision (Benefit)                                  (33)           398            (86)        (1,070)            99
                                                        -----------    -----------    -----------    -----------    -----------
Income (Loss) from Continuing Operations                     (2,260)         1,051            461         (1,825)           415
                                                        -----------    -----------    -----------    -----------    -----------

Discontinued operations:
Loss from discontinued operations                                 0         (1,254)          (642)          (261)          (908)
Loss on disposal of discontinued operations                       0         (3,083)             0              0              0
                                                        -----------    -----------    -----------    -----------    -----------
Total loss from discontinued operations                           0         (4,337)          (642)          (261)          (908)
                                                        -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                                       $    (2,260)   $    (3,286)   $      (181)   $    (2,086)   $      (493)
                                                        ===========    ===========    ===========    ===========    ===========

Earnings per share (2):
Basic:
Continuing operations                                   $     (0.32)   $      0.15    $      0.07    $     (0.27)   $      0.06
Discontinued operations                                        0.00          (0.63)         (0.10)         (0.04)         (0.13)
                                                        -----------    -----------    -----------    -----------    -----------
Net                                                     $     (0.32)   $     (0.48)   $     (0.03)   $     (0.31)   $     (0.07)
                                                        ===========    ===========    ===========    ===========    ===========

Diluted:
Continuing operations                                   $     (0.32)   $      0.14    $      0.07    $     (0.27)   $      0.06
Discontinued operations                                        0.00          (0.59)         (0.09)         (0.04)         (0.13)
                                                        -----------    -----------    -----------    -----------    -----------
Net                                                     $     (0.32)   $     (0.45)   $     (0.02)   $     (0.31)   $     (0.07)
                                                        ===========    ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding:
Basic                                                     7,008,438      6,789,582      6,769,425      6,751,732      6,647,796
Common stock equivalents resulting from
warrants and options                                              0        511,129        152,708              0        189,428
                                                        -----------    -----------    -----------    -----------    -----------
Diluted                                                   7,008,438      7,300,711      6,922,133      6,751,732      6,837,224
                                                        ===========    ===========    ===========    ===========    ===========


                                       ------------------------------------------------
                                                       December 31, (1)
                                       ------------------------------------------------
                                        2000       1999      1998     1997      1996
                                       -------   -------   -------   -------   -------
Balance Sheet Data:
Working capital                        $16,238   $18,250   $18,108   $17,980   $14,268
Total assets                            43,646    43,160    38,102    36,501    35,697
Long-term debt, less current portion    22,768    22,718    21,212    20,555    17,782
Total stockholders' equity                 720     3,073     6,497     7,069     8,856


(1) Certain amounts reported in the 1996, 1997, and 1998 financial statements have been reclassified to conform with the 1999 and 2000 presentation without affecting previously reported income from operations.

(2) "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. Income from operations is used as the "control number" in determining whether those potential common shares are dilutive or antidilutive. For the years ended December 31, 2000 and

     December 31, 1997 diluted earnings per share and basic earnings per share are identical because the loss from continuing operations incurred during those years is antidilutive. For the years ended December 31, 1999, 1998, and 1996, there is income from continuing operations and, accordingly, the additional options and warrants are considered because their effect is dilutive. See Note 2 of the Notes to our Consolidated Financial Statements.

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

         Management's discussion and analysis of financial condition and results of operations that follow are based on restated financial condition and results of operations for all years presented due to the treatment of the Company's Hungarian foundry as a discontinued business as more fully described in Note 10 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Year Ended December 2000 compared to the Year Ended December 31, 1999

         Net sales for the year ended December 31, 2000 increased $2,289,000 or 3.4% to $70,048,000 as compared to $67,759,000 for the year ended December 31, 1999. This increase was achieved in spite of lower commodity sales ($1,782,000 reduction from 1999 levels) and the lack of Canadian distribution business sales ($6,141,000) that was sold as of December 31, 1999. Sales of US brake parts for the year ended December 31, 2000 increased $10,212,000 or 18.5% over the same 1999 period due primarily to the addition of a major new customer and increased sales of friction product.

         Gross profits for the year ended December 31, 2000 decreased $681,000 or 4.8% to $13,538,000 from $14,220,000 for the same 1999 period. Included in the gross profits computation for the year ended December 31, 2000 was $353,000 and $936,000, respectively of one-time, non-recurring costs related to the realignment of the Canadian friction manufacturing facility and under absorption of manufacturing costs due to the start up of new friction manufacturing capacity in Virginia. Included in gross profits for the year ended December 31, 1999 was $1,260,000 of gross profits related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these factors, the gross profit margin percentage of the year ended December 31, 2000 was 21.2% which was level with the 1999 percentage.

         Selling, general and administrative expenses were $13,253,000, an increase of $1,344,000 or 11.3% from $11,909,000 for the same period in 1999. Included in SG&A expenses for the year ended December 31, 2000 was approximately $400,000 of costs related to the start-up of the Company's e-commerce subsidiary, eParts eXchange, Inc. and approximately $150,000 of severance payments to certain terminated employees. Included in SG&A expenses for the year ended December 31, 1999 is $1,269,000 of costs related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these factors, SG&A expenses related to the Company's base business increased to $12,484,000 for the year ended December 31, 2000 compared to $10,640,000 in the same period of 1999. The increase was due primarily to SG&A expenses for the Virginia friction manufacturing facility which is new in 2000, SG&A expenses related to an increasing export sales, increased freight costs and additional marketing and sales costs associated with obtaining new brake business.

         Other Expense for the year ended December 31, 2000 increased by $1,716,000 to $2,578,000 from $862,000 for the same period of 1999, a period which included $1,153,000 gain on the sale of fixed assets (primarily from the sale of our former Chicago warehouse and headquarters building). After excluding the effect of the one-time gain in 1999, the increase of $563,000 is attributable to higher interest expense due to higher interest rates during 2000 as compared to 1999.

         The absence of a loss from discontinued operations for the year ended ended December 31, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for this period of $640,000 has been charged against the reserve for such losses established as of December 31, 1999.

         For the year ended December 31, 2000, the deferred tax benefit of the year's losses was offset by an increase in the deferred tax asset valuation allowance of $797,000.

         For the year ended December 31, 2000, net loss from continuing operations was $2,293,000 compared to net income from continuing operations of $1,449,000 for the year ended December 31, 1999. The principal reasons for decreased profitability were (i) one-time friction manufacturing facility realignment costs, (ii) under absorption of manufacturing costs related to the start-up of new friction manufacturing capacity, (iii) start-up costs of eParts eXchange, Inc., (iv) one-time severance payments, (v) increased interest costs, and (vi) increase in the deferred tax asset valuation allowance. Total net loss for the year ended December 31, 2000 was $2,260,000 compared to a net loss of $3,287,000 for the same period in 1999.

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

         Income from operations for the year ended December 31, 1999 increased to $2,311,000 from $2,234,000 for the year ended December 31, 1998. This increase is due to higher sales in 1999 offset by higher selling, general and administrative expenses, especially those expenses which vary with sales.

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

         The loss from operating the Hungarian gray iron foundry increased to $1,254,000 for the year ended December 31, 1999 from a loss of $642,000 for the same 1998 period. The increase in such loss from discontinued operations was due primarily to the full year impact of the loss of a major customer in the fourth quarter of 1998. The Company recorded in 1999 a $3,083,000 loss on the disposal of the discontinued operations which includes a writedown of the foundry property and equipment, and a provision for estimated costs of disposition. Thus the total loss from the discontinued Hungarian foundry operation was $4,337,000. See Note 10 of the Notes to the Consolidated Financial Statements.

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

         For the year ended December 31, 2000, capital expenditures totaled approximately $1,481,000, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products in

Walkerton, Virginia, (ii) the acquisition of leaseholds and fixtures related to the new Canadian friction manufacturing facility, and (iii) additional brake rotor patterns and tooling related to friction manufacturing.

Liquidity and Capital Resources

         Our primary liquidity needs are associated with carrying accounts receivable and maintaining inventories. We rely on internally generated funds, credit made available from suppliers and senior and subordinated lines of credit. Our working capital needs are generally not seasonal in nature, although business slows down slightly during the winter months.

         We have incurred significant indebtedness, to date, in connection with our operations. As of December 31, 2000, our total consolidated indebtedness was approximately $23.0 million. A substantial portion of this indebtedness is secured by substantially all of our assets (except the Hungarian foundry assets) and by a pledge of all of the outstanding capital stock of our subsidiaries. As a result of such indebtedness, we (i) are prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in our efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of our borrowings are at floating rates of interest.

         On September 29, 1999, we completed a renewal and restructuring of our credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for (a) a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the amount of $3,779,194. The term loan was reduced by $2,842,873 in October 1999 from the proceeds of the sale of our Chicago facility (See Note 3 in the Notes to Financial Statements). The credit agreement was amended in 2000 to increase the revolving line of credit to $26,000,000. In March 2001, we were advised by LaSalle that we were not in compliance with one of our loan covenant ratios and LaSalle has increased our cost of borrowing by 100 basis points. On April 13, 2001, LaSalle informed us that it will waive such violation upon completion of required documentation which will include certain modifications to the credit agreement.

         On July 14, 1997, we sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through December 31, 2000, we have issued Finova warrants to purchase 1,350,000 shares of our common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. Finova will also receive a warrant to purchase an additional 225,000 shares of common stock on August 14, 2001 except, however, that if the debenture is prepaid before the scheduled warrant issue date, then that warrant will not be issued. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, Finova elected to exercise one of its warrants to purchase 450,000 shares of our common stock at an exercise price of $0.83 per share. In September, 2000, Finova elected to use a "cashless" exercise provision whereby Finova received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. Therefore, we received no cash proceeds from this transaction when the shares were issued. We will seek to either extend or refinance our Finova debt once it becomes due in 2002. Finova sought bankruptcy protection in early 2001 and most likely will be acquired by its primary creditors.

         We believe that cash generated from operations, borrowings under our bank line of credit and credit from our suppliers is sufficient to fund our working capital requirements and capital expenditures through 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At December 31, 2000, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this Item 10 is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2001 (the "2001 Proxy Statement") under the sections captioned "Election of Directors," "Executive Officers," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The response to this Item 11 is set forth in our 2001 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item 12 is set forth in our 2001 Proxy Statement under the section captioned "Share Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item 13 is set forth in our 2001 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of documents filed:
         (1)      Financial Statements:

         UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:
                  Independent Auditors' Report......................    F-2
                  Consolidated Balance Sheets as of December 31,
                  2000 and 1999.....................................    F-3
                  Consolidated Statements of Operations for the
                    years ended December 31, 2000, 1999 and 1998....    F-4
                  Consolidated Statements of Changes in Stockholders'
                    Equity for the years ended December 31, 2000,
                    1999 and 1998...................................    F-5
                  Consolidated Statements of Cash Flows for the
                    years ended December 31, 2000, 1999 and 1998.... F-6 to F-7
                  Notes to Consolidated Financial Statements........ F-8 to F-19
         (2)      Financial Statement Schedules:
                  Independent Auditors' Report......................    S-1
                  Schedule I -- Condensed Financial Information
                     of Registrant.................................. S-2 to S-4
                  Schedule II -- Valuation and Qualifying Accounts..    S-5

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
         3.1 Restated Certificate of Incorporation of Universal Automotive Industries, Inc. ("UAI") (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*
         3.2 Restated Bylaws of UAI (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*
         4.2 Specimen Certificate for Warrant (Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

         4.3      Form of Warrant Agreement (including form of Warrant) (Exhibit
                  4.3 to the Company's Registration Statement on Form S-1 (No.
                  33-85162) as filed with the SEC on October 14, 1994)*
         10.1     Form of UAI Share Option Plan (Exhibit 10.1 to the Company's
                  Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*
         10.8     Stock Exchange Agreement, dated May 5, 1994, by and between
                  UAI, and Yehuda Tzur, Reuben Gabay, Sami Israel and Arvin
                  Scott (Exhibit 10.9 to the Company's Registration Statement on
                  Form S-1 (No. 33-85162) as filed with the SEC on October 14,
                  1994)*
         10.9     Stock Exchange Agreement, dated April 30, 1994, by and between
                  UAI and Yehuda Tzur, Reuben Gabay, Sami Israel, Arvin Scott
                  and Eric Goodman (Exhibit 10.10 to the Company's Registration
                  Statement on Form S-1 (No. 33-85162) as filed with the SEC on
                  October 14, 1994)*
         10.11    Commercial Mortgage, dated February 6, 1992, by LaSalle
                  National Bank as Trustee under Trust No. 10-06203-09 to
                  American National Bank and Trust Company of Chicago (Exhibit
                  10.12 to the Company's Registration Statement on Form S-1 (No.
                  33-85162) as filed with the SEC on October 14, 1994)*
         10.23    Employment Agreement, dated May 5, 1994, by and between UA and
                  Yehuda Tzur (Exhibit 10.27 to the Company's Registration
                  Statement on Form S-1 (No. 33-85162) as filed with the SEC on
                  October 14, 1994)*
         10.24    First Amendment to Employment Agreement, dated December 14,
                  1994, between UA and Yehuda Tzur (Exhibit 10.28 to the
                  Company's Registration Statement on Form S-1 (No. 33-85162) as
                  filed with the SEC on October 14, 1994)*
         10.25    Employment Agreement, dated May 5, 1994, by and between UA and
                  Arvin Scott (Exhibit 10.29 to the Company's Registration
                  Statement on Form S-1 (No. 33-85162) as filed with the SEC on
                  October 14, 1994)*
         10.26    First Amendment to Employment Agreement, dated December 14,
                  1994, between UA and Arvin Scott (Exhibit 10.30 to the
                  Company's Registration Statement on Form S-1 (No. 33-85162) as
                  filed with the SEC on October 14, 1994)*
         10.42    Credit Agreement by and between LaSalle National Bank and
                  Universal Automotive Industries, Inc. dated as of July 14,
                  1997
         10.43    Debenture Purchase Agreement between Universal Automotive
                  Industries, Inc. and Sirrom Capital Corporation dated July 11,
                  1997
         21       Subsidiaries of the Registrant
         23       Consent of Altschuler Melvoin & Glasser LLP

---------------

* These exhibits are incorporated herein by reference to the registration statement referenced after each exhibit next to which an asterisk appears.
+        Indicates executive compensation plans and arrangements.
         (b)      Reports on Form 8-K
         The Company filed no reports of Form 8-K during the fourth quarter of 2000.

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


Date:   April 16, 2001


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.


         Signatures                                  Title                                             Date
         ----------                                  -----                                             ----
/s/ Arvin Scott                             Chief Executive Officer, President and
-------------------------                   Director (Principal Executive Officer)             April 16, 2001
    Arvin Scott


/s/ Jerome J. Hiss                          Chief Financial Officer (Principal Financial
-------------------------                   Officer and Principal Accounting Officer)          April 16, 2001
    Jerome J. Hiss


/s/ Yehuda Tzur                             Director                                           April 16, 2001
-------------------------
    Yehuda Tzur


/s/ Sami Israel                             Director                                           April 16, 2001
-------------------------
    Sami Israel


/s/ Sheldon Robinson                        Director                                           April 16, 2001
-------------------------
    Sheldon Robinson


/s/ Sol S. Weiner                           Director                                           April 16, 2001
-------------------------
    Sol S. Weiner


/s/ Dennis Kessler                          Director                                           April 16, 2001
-------------------------
    Dennis Kessler


/s/ M. Catherine Jaros                      Director                                           April 16, 2001
-------------------------
    M. Catherine Jaros

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC



                                TABLE OF CONTENTS


                                                                                                        Page
INDEPENDENT AUDITORS' REPORT                                                                            F - 2


FINANCIAL STATEMENTS:
        Consolidated Balance Sheets, December 31, 2000 and 1999                                         F - 3

        Consolidated Statement of Operations, Years Ended December 31,
           2000, 1999 and 1998                                                                          F - 4

        Consolidated Statement of Changes in Stockholders' Equity, Years
           Ended December 31, 2000, 1999 and 1998                                                       F - 5

        Consolidated Statement of Cash Flows, Years Ended
           December 31, 2000, 1999 and 1998                                                        F - 6 to F - 7

        Notes to the Financial Statements                                                          F - 8 to F - 19


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

        Condensed Financial Information of Registrant (Schedule I)                                 S - 2 to S - 4

        Valuation and Qualifying Accounts (Schedule II)                                                 S - 5


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Universal Automotive Industries, Inc

We have audited the accompanying consolidated balance sheets of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's discontinued Hungarian subsidiary (Notes 1 and 10) which statements reflect aggregate total assets of $1,013,087 and $1,139,535 as of December 31, 2000 and 1999. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries (before estimated loss on disposal) is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

ALTSCHULER, MELVOIN AND GLASSER LLP



Chicago, Illinois
March 9, 2001
  (except for Note 5, which is as of April 13, 2001)

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                                        2000                1999
                                                                                -----------------    -----------------
                  Assets
Current Assets:
        Cash                                                                    $          56,127    $          35,457
        Accounts receivable, trade (net of allowance for doubtful
           accounts of $608,624 and $429,319 in 2000 and 1999)                         14,592,188           15,849,708
        Inventories                                                                    19,744,571           17,938,629
        Deferred income taxes                                                             578,000              395,000
        Prepaid expenses and other current assets                                         762,843            1,060,650
        Net current assets of discontinued operations                                     213,087              339,535
                                                                                -----------------    -----------------
                                                                                       35,946,816           35,618,979
                                                                                -----------------    -----------------
Property and Equipment--Continuing Operations, Net of
   Accumulated Depreciation                                                             4,996,811            4,758,305
                                                                                -----------------    -----------------
Property and Equipment--Discontinued Operations                                           800,000              800,000
                                                                                -----------------    -----------------
Other Assets:
        Goodwill, net of accumulated amortization of $343,755
           and $296,372 in 2000 and 1999                                                  521,690              569,073
        Deferred income taxes                                                             307,000              490,000
        Due from stockholders                                                             237,262              237,262
        Other assets                                                                      836,737              686,148
                                                                                -----------------    -----------------
                                                                                        1,902,689            1,982,483
                                                                                -----------------    -----------------
                                                                                $      43,646,316    $      43,159,767
                                                                                =================    =================
                  Liabilities and Stockholders' Equity
Current Liabilities:
        Accounts payable, trade                                                 $      14,524,409    $      10,691,507
        Long-term indebtedness, current portion                                           473,405              508,955
        Accrued expenses and other current liabilities                                  3,850,668            4,668,252
        Estimated loss on disposal of discontinued operations                             860,161            1,500,000
                                                                                -----------------    -----------------
                                                                                       19,708,643           17,368,714
                                                                                -----------------    -----------------
Long-term Liabilities:
        Revolving loan indebtedness                                                    17,264,111           16,764,671
        Long-term indebtedness, noncurrent portion                                        856,151            1,308,847
        Subordinated debenture                                                          4,430,625            4,385,625
        Deferred income taxes                                                             217,174              258,734
                                                                                -----------------    -----------------
                                                                                       22,768,061           22,717,877
                                                                                -----------------    -----------------
Minority Interest in Subsidiary                                                           450,000                    0
                                                                                -----------------    -----------------
Commitments and Contingencies
Stockholders' Equity:
        Preferred stock (authorized 1,000,000 shares, $.01 par
           value, none issued or outstanding)                                                   0                    0
        Common stock (authorized 15,000,000 shares, $0.01 par value,
           7,243,570 and 6,829,310 shares issued and outstanding in 2000
           and 1999)                                                                       72,435               68,293
        Additional paid-in capital                                                      8,670,736            8,413,978
        Accumulated deficit                                                            (6,774,614)          (4,514,672)
        Accumulated other comprehensive loss                                           (1,248,945)            (894,423)
                                                                                -----------------    -----------------
                                                                                          719,612            3,073,176
                                                                                -----------------    -----------------
                                                                                $      43,646,316    $      43,159,767
                                                                                =================    =================



         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998


                                                                  2000                  1999                 1998
                                                          ------------------    -----------------    -----------------
Net Sales                                                 $       70,048,206    $      67,759,358    $      58,252,073

Cost of Sales                                                     56,509,811           53,539,565           45,916,825
                                                          ------------------    -----------------    -----------------

Gross Profit                                                      13,538,395           14,219,793           12,335,248

Selling, General and Administrative Expenses                      13,253,261           11,909,230           10,100,658
                                                          ------------------    -----------------    -----------------

Income from Operations                                               285,134            2,310,563            2,234,590
                                                          ------------------    -----------------    -----------------

Other Expense (Income):
        Interest expense                                           2,593,656            2,025,125            1,915,617
        Loss (Gain) on disposition of assets                         109,623           (1,153,454)                   0
        Other (net)                                                 (124,852)              (9,806)             (56,445)
                                                          ------------------    -----------------    -----------------
                                                                   2,578,427              861,865            1,859,172
                                                          ------------------    -----------------    -----------------
Income (Loss) before Provision
    (Benefit) for Income Taxes                                    (2,293,293)           1,448,698              375,418
                                                          ------------------    -----------------    -----------------

Income Tax Provision (Benefit):
        Current                                                            0               (6,471)            (166,816)
        Deferred                                                     (33,351)             404,662               80,895
                                                          ------------------    -----------------    -----------------
                                                                     (33,351)             398,191              (85,921)
                                                          ------------------    -----------------    -----------------
Income (Loss) from Continuing Operations                          (2,259,942)           1,050,507              461,339
                                                          ------------------    -----------------    -----------------

Discontinued Operations:
        Loss from Discontinued Operations                                  0           (1,253,909)            (641,982)
        Loss on Disposal of Discontinued
           Operations                                                      0           (3,083,200)                   0
                                                          ------------------    -----------------    -----------------

Total Loss from Discontinued Operations                                    0           (4,337,109)            (641,982)
                                                          ------------------    -----------------    -----------------
Net Loss                                                  $       (2,259,942)   $      (3,286,602)   $        (180,643)
                                                          ==================    =================    =================
Earnings (Loss) per Share:
        Basic:
               Continuing operations                      $            (0.32)   $            0.15    $            0.07
               Discontinued operations                                  0.00                (0.63)               (0.10)
                                                          ------------------    -----------------    -----------------
               Net                                        $            (0.32)   $           (0.48)   $           (0.03)
                                                          ==================    =================    =================
        Diluted:
               Continuing operations                      $            (0.32)   $            0.14    $            0.07
               Discontinued operations                                  0.00                (0.59)               (0.09)
                                                          ------------------    -----------------    -----------------
               Net                                        $            (0.32)   $           (0.45)   $           (0.02)
                                                          ==================    =================    =================

        Weighted average number of common
           shares outstanding:
               Basic                                               7,008,438            6,789,582            6,769,425
               Common stock equivalents resulting
                  from warrants and options                                0              511,129              152,708
                                                          ------------------    -----------------    -----------------

               Diluted                                             7,008,438            7,300,711            6,922,133
                                                          ==================    =================    =================

         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                                           Accumulated
                                                             Common Stock       Additional     Retained       Other
                                                         Shares                  Paid-in       Earnings   Comprehensive
                                                       Outstanding    Amount     Capital       (Deficit)      Loss          Total
                                                       -----------   --------   ----------    ----------- ------------- -----------
Balances, January 1, 1998                                6,769,425   $  67,694  $8,217,889   $(1,047,427) $  (168,867)  $ 7,069,289
                                                       -----------   ---------  ----------                              -----------
Comprehensive Loss for 1998:
        Net loss                                                                                (180,643)                  (180,643)
        Other comprehensive loss, foreign currency
            translation adjustment                                                                           (430,775)     (430,775)
                                                                                                                        -----------
Comprehensive Loss                                                                                                         (611,418)
                                                                                                                        -----------
Stock Options Recorded as Compensation                                              39,509                                   39,509
                                                                                ----------   -----------  -----------   -----------
                                                                                    39,509                                   39,509
                                                                                ----------                              -----------
Balances, December 31, 1998                              6,769,425      67,694   8,257,398    (1,228,070)    (599,642)    6,497,380
                                                       -----------   ---------  ----------                              -----------
Comprehensive Loss for 1999:
        Net loss                                                                              (3,286,602)                (3,286,602)
                                                                                             -----------
        Other comprehensive loss, foreign currency
             translation adjustment                                                                          (294,781)     (294,781)
                                                                                                          -----------   -----------
Comprehensive Loss                                                                                                       (3,581,383)
                                                                                                                        -----------
Stock Options Recorded as Compensation                                              39,600                                   39,600
Shares Issued in Lieu of Cash for Commissions Payable       59,885         599     116,980                                  117,579
                                                       -----------   ---------  ----------                              -----------
                                                            59,885         599     156,580                                  157,179
                                                       -----------   ---------  ----------                              -----------
Balances, December 31, 1999                              6,829,310      68,293   8,413,978    (4,514,672)    (894,423)    3,073,176
                                                       -----------   ---------  ----------                              -----------
Comprehensive Loss for 2000:
        Net loss                                                                              (2,259,942)                (2,259,942)
                                                                                             -----------
        Other comprehensive loss, foreign currency
               translation adjustment                                                                        (354,522)     (354,522)
                                                                                                          -----------   -----------
Comprehensive Loss                                                                                                       (2,614,464)
Stock Options Recorded as Compensation                                              39,600                                   39,600
Warrants Exercised                                         291,760       2,917      25,208                                   28,125
Stock Options Exercised                                     85,000         850     119,650                                  120,500
Shares Issued in Lieu of Cash for Services Rendered         37,500         375      72,300                                   72,675
                                                       -----------   ---------  ----------                              -----------
                                                           414,260       4,142     256,758                               (2,353,564)
                                                       -----------   ---------  ----------                              -----------
Balances, December 31, 2000                              7,243,570   $  72,435  $8,670,736   $(6,774,614) $(1,248,945)  $   719,612
                                                       ===========   =========  ==========   ===========  ===========   ===========



         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998


                                                            2000                1999                 1998
                                                        -----------         -----------         -----------
Cash Flows from Operating Activities:
        Net loss                                        $(2,259,942)        $(3,286,602)        $  (180,643)
        Net loss from discontinued operations                     0          (4,337,109)           (641,982)
                                                        -----------         -----------         -----------
        Income (Loss) from continuing operations         (2,259,942)          1,050,507             461,339
        Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
               Depreciation and amortization              1,388,669           1,117,341             978,177
               Loss (Gain) on sale of property and
                  equipment                                 109,623          (1,153,454)                  0
               Provision for bad debts                      489,045             426,868              39,968
               Other, net                                    45,000              45,000            (106,000)
               Effect of exchange rate changes             (354,522)           (294,781)           (430,777)
               Deferred income taxes                        (41,560)            404,662              80,895
               Compensation expense for stock options        39,600              39,600              39,509
               Stock issued for services                     72,675             117,579                   0
               Increase (Decrease) in cash from
                  changes in:
                      Accounts receivable, trade            768,475          (6,350,670)         (1,099,616)
                      Inventories                        (1,805,942)         (2,531,435)           (665,575)
                      Prepaid expenses and other
                         current assets                     297,807            (117,338)           (219,124)
                      Other assets                         (368,841)           (198,748)           (400,525)
                      Accounts payable, trade             3,832,902           4,350,294             851,404
                      Accrued expenses and other
                         liabilities                       (817,583)            938,497             850,231
                                                        -----------         -----------         -----------
        Net cash provided by (used in) operating
           activities from continuing operations          1,395,406          (2,156,078)            379,906

        Net cash used in operating activities from
           discontinued operations                         (359,776)           (793,285)           (370,876)
                                                        -----------         -----------         -----------
        Net cash provided by (used in) operating
           activities, forward                          $ 1,035,630         $(2,949,363)        $     9,030
                                                        ===========         ===========         ===========
Cash Flows from Investing
    Activities:
        Purchase of property and equipment               (1,481,163)         (1,635,335)           (510,691)
        Proceeds from disposition of assets                  10,000           2,950,102                   0
        Loans to stockholders                                     0            (237,262)                  0
                                                        -----------         -----------         -----------
        Net cash provided by (used in) investing
           activities, forward                          $(1,471,163)        $ 1,077,505         $  (510,691)
                                                        ===========         ===========         ===========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998

                                                            2000                1999                1998
                                                       ------------         -----------         -----------
Net cash provided by (used in)
    operating activities, forwarded                    $  1,035,630         $(2,949,363)        $     9,030
                                                       ------------         -----------         -----------
Net cash provided by (used in)
    investing activities, forwarded                      (1,471,163)          1,077,505            (510,691)
                                                       ------------         -----------         -----------
Cash Flows from Financing Activities:
        Net increase in revolving loan indebtedness         499,439           3,854,671             935,000
        Proceeds on notes payable                                 0             941,792                   0
        Principal payments on notes payable                (488,246)         (3,229,830)           (260,659)
        Proceeds from issuance of preferred stock
           of subsidiary                                    450,000                   0                   0
        Proceeds from issuance of common stock from
           exercise of options                              120,500                   0                   0
        Proceeds from exercise of warrants                   28,125                   0                   0
        Payments on stockholder loans, net                        0                   0             (21,064)
                                                       ------------         -----------         -----------
        Net cash provided by financing activities           609,818           1,566,633             653,277
                                                       ------------         -----------         -----------
Net Increase (Decrease) in Cash                             174,285            (305,225)            151,616
Cash, Beginning of Year                                      42,401             347,626             196,010
                                                       ------------         -----------         -----------
Cash, End of Year                                      $    216,686         $    42,401         $   347,626
                                                       ============         ===========         ===========
Cash of Continuing Operations                          $     56,127         $    35,457         $   228,850
Cash of Discontinued Operations (included with net
    current assets of discontinued operations)              160,559               6,944             118,776
                                                       ------------         -----------         -----------
                                                       $    216,686         $    42,401         $   347,626
                                                       ============         ===========         ===========
        Supplemental Disclosures of Cash Flow
           Information:
               Cash paid during the year for:
                      Interest                         $  2,577,954         $ 2,053,220         $ 1,983,572
                                                       ============         ===========         ===========
                      Income taxes                     $     32,015         $         0         $    50,000
                                                       ============         ===========         ===========
        Supplemental Disclosures of Noncash
           Investing and Financing Activities:
               Liability satisfied by issuance of
                  stock                                $     72,675         $   117,579         $         0
                                                       ============         ===========         ===========
               Debt incurred in connection with
                  acquisition of Virginia assets       $          0         $   360,000         $         0
                                                       ============         ===========         ===========


         The accompanying notes are an integral part of this statement.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1---STRUCTURE

Universal Automotive Industries, Inc. (the Company) acts as a holding company for its wholly-owned direct and indirect subsidiaries which as of December 31, 2000 are as follows:

        Universal Automotive, Inc. (Universal)

        Universal Automotive of Virginia, Inc.

        Universal Brake Parts, Inc. (an amalgamation of 3 Canadian corporations previously owned by the Company, two of which were inactive in 2000).

        UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company (See Notes 2 and 10).

        eParts eXchange, Inc., E-Commerce business-to-business activity (see
           Note 9)

NOTE 2--NATURE OF ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts operating from leased facilities in Alsip, Illinois; Compton, California; Walkerton, Virginia; Cuba, Missouri; and Toronto, Canada. Sales are made throughout the United States. The Company's Hungarian subsidiary, engaged in the manufacture of iron casting products, is accounted for as a discontinued operation as described in Note 10.

A summary of significant accounting policies is as follows:

        PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        SEGMENTS--Effective December 31, 1999, the Company's operations involve only one geographic and industry segment. As discussed in Note 10, the Company decided in December 1999 to discontinue its Hungarian operations. The continuing United States and Canadian operations are vertically integrated, and are considered part of the same industry segment and geographic segment (North America).

        USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        FOREIGN CURRENCY TRANSLATION--For the Canadian corporations, the local currency is the functional currency and translation adjustments are accumulated in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Loss" (consisting solely of such translation adjustments). The financial statements of the discontinued Hungarian operation had been measured as if the functional currency was the U.S. dollar, and thus, the currency adjustments had been included in the determination of net loss (now reflected as part of the loss from discontinued operations).

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

        DERIVATIVES--The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes. At December 31, 2000 and 1999, there were no such instruments.

        INCOME TAXES--Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities reduced, where appropriate, by a valuation allowance (Note 7).

        ADVERTISING--All costs associated with advertising are charged to operations by inclusion in selling, general and administrative expenses when incurred.

        EARNINGS PER SHARE--The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, "Basic Earnings per Share" is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options (Note 12) or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. Income from continuing operations is used as the "control number" in determining whether those potential common shares are dilutive or antidilutive. For the year ended December 31, 2000 diluted earnings per share and basic earnings per share are identical because the loss from continuing operations incurred during that year is antidilutive. For the years ended December 31, 1999 and 1998, there is income from continuing operations and, accordingly, the additional options and warrants are considered because their effect is dilutive.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

NOTE 3--SELECTED FINANCIAL STATEMENT DATA

                                                                  2000               1999
                                                              ------------     --------------
        Inventories:
               Finished goods                                 $ 15,717,915     $   15,353,722
               Work-in-process                                      94,928             83,614
               Raw materials                                     3,931,728          2,501,293
                                                              ------------     --------------
                                                              $ 19,744,571         17,938,629
                                                              ============     ==============

                                               Estimated
                                                 Lives            2000               1999
                                              -------------   ------------     --------------
        Property, plant and equipment:
               Machinery and equipment        5 to 11 years   $  5,611,254     $    5,083,231
               Tools and dies                 5 to 11 years        991,064            882,063
               Patterns                       5 to 10 years      1,277,982          1,073,833
               Computer equipment             3 to 5 years         882,694            618,678
               Autos and trucks               3 to 5 years         305,598            360,475
               Furniture and fixtures         5 to 11 years        379,286            277,517
               Leasehold improvements            5 years           316,667            286,503
                                                              ------------     --------------
                                                                 9,764,545          8,582,300
               Less accumulated depreciation                     4,767,734          3,823,995
                                                              ------------     --------------

                                                              $  4,996,811     $    4,758,305
                                                              ============     ==============


               In October 1999, the Company's Chicago headquarters and warehouse facility were sold for net proceeds of $2,890,102 resulting in a gain of $1,199,756. See Note 8 for newly leased Chicago area facility.

                                                    2000           1999               1998
                                                 ----------     ----------         ----------
        Depreciation expense                     $1,123,033     $  927,651         $  727,342
        Advertising expense                         174,624        300,825            299,525


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 4--SUBORDINATED DEBENTURE

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through December 31, 2000 the Company has issued Finova warrants to purchase 1,350,000 shares of the Company's common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of the Company's common stock for the 20 days preceding the respective issuance dates. Finova will also receive a warrant to purchase an additional 225,000 shares of common stock on August 14, 2001 except, however, that if the debenture is prepaid before the scheduled warrant issue date, then that warrant will not be issued. The warrants are exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, Finova elected to exercise one of its warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby Finova received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. The Company received no cash proceeds from this transaction when such shares were issued.

NOTE 5--LASALLE INDEBTEDNESS

On September 29, 1999, the Company completed a renewal and restructuring of its credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for (a) a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the amount of $3,779,194. The term loan was reduced by $2,842,873 in October 1999 from the proceeds of the sale of the Company's Chicago facility. The credit agreement was amended in 2000 to increase the revolving line of credit to $26,000,000.

The revolving credit facility, which is for an initial term ending May 1, 2002, bears interest of prime plus 0.5% per annum (changed in 2001 to prime plus 1.5% per annum--see below), subject to an ongoing option to convert to LIBOR plus 2.5% per annum. The term loan is payable in monthly principal installments of $18,705, with a balloon payment due on May 1, 2002, and bears interest at prime plus 0.75% per annum.

At December 31, 2000 and 1999, respectively, amounts of $17,264,111 and $16,764,671 were due on the revolving credit line and amounts of $655,746 and $880,206 were due on the term loan (see Note 6).

The LaSalle agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning defined minimum tangible net worth and fixed charge coverage. At December 31, 2000, the Company was not in compliance with one such financial covenant. On April 13, 2001, LaSalle informed the Company that it will waive such violation upon completion of required documentation which will include certain modifications to the credit agreement. On March 27, 2001, LaSalle increased the interest rate by 1% per annum, in connection with the covenant violation. The entire credit facility is secured by a first lien on substantially all of the Company's North American assets. At December 31, 2000, approximately $1,405,000 was available for borrowing under the revolving credit line.

The weighted average interest rates on the aforementioned borrowings were 10.51%, 8.19% and 8.67% for the years ended December 31, 2000, 1999, and 1998, respectively.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6--LONG-TERM INDEBTEDNESS

                                                                                        2000               1999
                                                                                     ----------        -----------
        LaSalle term loan (see Note 5)                                               $  655,746        $   880,206
        Amounts due under Asset Purchase Agreement
           (see below)                                                                  212,963            340,000
        Capital lease obligation (see Note 8)                                           429,011            540,807
        Vehicle acquisition loans                                                        31,836             56,789
                                                                                     ----------        -----------
        Total long-term indebtedness                                                  1,329,556          1,817,802
        Less current portion                                                            473,405            508,955
                                                                                     ----------        -----------
        Noncurrent portion                                                           $  856,151        $ 1,308,847
                                                                                     ==========        ===========

In connection with the November 1999 acquisition by a newly formed subsidiary (Note 1) of certain assets of a manufacturing facility in Walkerton, Virginia, the Company is liable to the seller for $360,000, repayable in 36 monthly installments of $10,000 plus interest at the LaSalle prime rate.

The approximate aggregate maturities of all long-term indebtedness are:

                                                                 Subordinated        Revolving
           Year Ending                                            Debenture        Line of Credit
           December 31                      Per Above              (Note 4)           (Note 5)           Total
           -----------                     ------------         --------------     --------------    -------------
               2001                        $   503,925                                               $     503,925
               2002                            467,963          $   4,500,000       $17,264,111         22,232,074
               2003                            347,154                                                     347,154
               2004                             75,427                                                      75,427
               2005                              1,140                                                       1,140
                                           -----------          -------------       -----------      -------------
                                             1,395,609              4,500,000        17,264,111         23,159,720
        Less interest portion                  (66,053)                                                    (66,053)
                                           -----------          -------------       -----------      -------------
                                           $ 1,329,556          $   4,500,000       $17,264,111      $  23,093,667
                                           ===========          =============       ===========      =============

NOTE 7--INCOME TAXES

Income tax expense (benefit) consisted of the following:

                                                                      2000               1999               1998
                                                                    ---------         ---------          ---------
Continuing Operations:
        Current:
               Federal                                              $       0         $  (6,471)         $(102,000)
               Foreign                                                      0                 0            (18,616)
               State                                                        0                 0            (46,200)
        Deferred                                                      (33,351)          404,662             80,895
                                                                    ---------         ---------          ---------
                                                                    $ (33,351)        $ 398,191          $ (85,921)
                                                                    =========         =========          =========
Discontinued Operations                                             $       0         $       0          $       0
                                                                    =========         =========          =========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7--INCOME TAXES, CONTINUED

The components of the United States net deferred tax assets are as follows:


                                                                 2000           1999
                                                             -----------    -----------
        Deferred tax assets:
               Tax benefits upon future liquidation
                  of Hungarian Subsidiary (Note 9)           $ 1,295,000    $ 1,295,000
               Bad debt allowance                                231,200        142,100
               Reserve for lawsuit settlement                          0        114,700
               Variation of inventories between  tax
                  and financial reporting purposes               252,500        221,800
               Net operating loss carryforward                 1,033,200        368,600
               Compensation expense for stock options            225,800        210,700
               Other accruals                                    232,500        112,100
                                                             -----------    -----------

               Total deferred tax assets                       3,270,200      2,465,000

        Deferred tax liability - depreciation
           temporary differences                                (293,000)      (285,000)
                                                             -----------    -----------

        Net deferred tax assets                                2,977,200      2,180,000

        Valuation allowance                                   (2,092,200)    (1,295,000)
                                                             -----------    -----------

        Net deferred tax assets                              $   885,000    $   885,000
                                                             ===========    ===========

        Current                                              $   578,000    $   395,000

        Noncurrent                                               307,000        490,000
                                                             -----------    -----------

                                                             $   885,000    $   885,000
                                                             ===========    ===========


At December 31, 2000, the Company had a United States net operating loss carryover of approximately $2,719,000, expiring in years 2017 to 2021.

The components of the Canadian net deferred tax liabilities are:

                                                                 2000           1999
                                                               ---------      ---------
         Deferred tax liability:
                Depreciation differences between
                   tax reporting and financial reporting       $ 481,108      $ 413,888
         Deferred tax assets:
                Tax carryforwards                               (263,934)      (155,154)
                                                               ---------      ---------
         Net deferred tax liabilities                          $ 217,174      $ 258,734
                                                               =========      =========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999



NOTE 7--INCOME TAXES, CONTINUED

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) from continuing operations before income tax expense is as follows:

                                                        2000           1999           1998
                                                    -----------    -----------    -----------
         Income (loss) from continuing operations
             before income tax expense:
                United States                       $(2,111,900)   $ 1,210,100    $   653,700
                Canadian                               (181,400)       238,600       (278,300)
                                                    -----------    -----------    -----------
                                                    $(2,293,300)   $ 1,448,700    $   375,400
                                                    ===========    ===========    ===========
         Computed income tax expense (benefit)
            at federal statutory rate               $  (779,720)   $   492,558    $   127,636
         Increase in valuation allowance
            for deferred tax benefit                    797,200              0              0
         Variation resulting from effect
            of different Canadian and U.S. rates
            and permanent differences                   (50,831)       (94,367)      (213,557)
                                                    -----------    -----------    -----------
             Total                                  $   (33,351)   $   398,191    $   (85,921)
                                                    ===========    ===========    ===========

NOTE 8--LEASES AND OTHER COMMITMENTS

The Company leases from unaffiliated parties all of its facilities including the Alsip, Illinois headquarters occupied in 1999. The lease terms range from month-to-month to long-term leases, the latest of which expires in 2012.

Aggregate rent expense for all facilities was approximately $1,415,000, $1,112,000 and $729,000 for 2000, 1999 and 1998, respectively.

The Company leases certain equipment under capital leases payable in aggregate monthly installments of $12,641 with the latest expiring in 2005. The net book value of such equipment under capital lease is $496,205 (Note 6). Certain vehicles and equipment are also leased under operating leases, the latest expiring in 2001.

Minimum operating lease payments due over the remaining terms of the leases are as follows:

                                    Operating
                                     Leases
                             ------------------
        2001                       $  1,514,392
        2002                          1,386,904
        2003                          1,055,647
        2004                            928,820
        2005                            394,621
                             ------------------
                                   $ 5,280,384
                             ==================

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 9--MINORITY INTEREST IN SUBSIDIARY
Capitalization of eParts eXchange, Inc. (Note 1) is as follows as of December 31, 2000:

                                                     Shares        Shares
                                                    Authorized     Issued        Percent
                                                   -----------   ----------      -------
Common, Par $.00001, issued to:
      Universal Automotive Industries, Inc.                       7,000,000           74%
      Officers and directors                        30,000,000    2,500,000           26
Preferred, Series A, Par $.00001                     7,000,000      900,000            0

The Series A Preferred was issued for total proceeds of $450,000 that is shown in the Balance Sheet as Minority Interest in Subsidiary. During the first quarter of 2001, each of the holders of such Series A Preferred stock exercised their right to convent such shares into Universal Automotive Industries, Inc. ("Universal") stock, at a ratio of one quarter share of Universal Common stock for each Series A share so converted. Accordingly, 225,000 shares of such Universal stock will be issued in 2001, and the Minority Interest in Subsidiary will be reclassified as part of Universal stockholders' equity.

NOTE 10--DISCONTINUED OPERATIONS

On December 9, 1999, the Company finalized its decision to discontinue its Hungarian operation (Notes 1 and 2). At December 31, 1999, the carrying value of the Hungarian plant and equipment was reflected at its estimated net realizable value of $800,000, resulting in a writedown of $1,583,000. The Company provided in 1999 for estimated costs of disposition of $1,500,000, including estimated losses of the discontinued operations during the disposal period. The disposition was initially expected to occur by the end of 2000. At December 31, 2000, the Company is actively engaged in attempting to sell the entire Hungarian operation and believes that it will do so by the end of 2001. Commencing in 2001, because the Company has not disposed of the Hungarian operations within one year, generally accepted accounting principles require that income or loss from such discontinued operations be included in the Statement of Earnings as a component of income (loss) from continuing operations.

The following is a summary of financial information for the Company's discontinued operations:

                                                       2000         1999         1998
                                                    ----------   ----------   ----------
Net Sales                                           $5,395,000   $4,908,000   $5,616,000
                                                    ==========   ==========   ==========
Loss from discontinued operations applied against
    reserve for estimated losses and estimated
    costs of disposition                            $  640,000   $        0   $        0
                                                    ==========   ==========   ==========
Loss from discontinued operations:
        Before income taxes                         $        0   $1,254,000   $  642,000
        Income tax benefit                                   0            0            0
                                                    ----------   ----------   ----------
        Net                                                  0    1,254,000      642,000
                                                    ----------   ----------   ----------
Estimated loss on disposal:
        Before income taxes                                  0    3,083,000            0
        Income tax benefit                                   0            0            0
                                                    ----------   ----------   ----------
        Net                                                  0    3,083,000            0
                                                    ----------   ----------   ----------
Total loss from discontinued operations             $        0   $4,337,000   $  642,000
                                                    ==========   ==========   ==========


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 11--CONTINGENCIES

In January 2000, a lawsuit was filed against the Company by the Plan Administrator for a bankrupt former customer (APS Holding Corporation) seeking recovery of alleged preferences in excess of $2,200,000. The Company believes that all payments received by it were in the ordinary course of business and/or were offset by merchandise transfers made by the Company subsequent to its receipt of the alleged preferences, and intends to vigorously contest such allegations. Potential damages, if any, are not covered by insurance. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

During 1995, a lawsuit was filed against the Company in the United States Bankruptcy Court (the Court) by a Trustee of the bankruptcy estate of First National Parts Exchange, Inc. with which the Company had transacted both purchases and sales of certain automotive parts in 1992 and 1993. The Company recorded a provision of $650,000 in 1997 to reflect an estimated liability for such contingency. In 1998, after a trial was concluded, the Court ruled that the vast majority of the Trustee's claims were invalid. The Company's liability for the claims held as valid was approximately $499,000, for which the Company paid approximately $198,000 in 1998. As a result, the Company recorded benefit for lawsuit settlement of $151,000 (pre-tax) in 1998. After all appeals were exhausted, the Company paid the remaining $301,000 plus interest in December 2000.

NOTE 12--STOCK WARRANTS AND OPTIONS

The Company has outstanding at December 31, 2000 1,482,500 redeemable common stock purchase warrants. When the warrants were originally issued in December 1994, (a total of 1,495,000) each warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $7.00 per share, subject to certain adjustments, at any time until December 15, 1999. Effective November 5, 1999, the Company reduced the exercise price of these warrants to $2.25 per share and extended the expiration date to December 31, 2000. Effective December 30, 2000, the Company extended the expiration date to December 31, 2001. During 2000, a total of 12,500 warrants were exercised.

In addition to the warrants discussed above and in Note 4, in exchange for consulting services the Company issued (a) in 2000 warrants to purchase 125,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $2.33 per share exercisable until 2005, (b) in 1999 warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.4375 to $2.00 per share exercisable until 2004 and (c) in 1998 warrants to purchase 50,000 shares of the Company's common stock at an exercise of $1.375 per share exercisable until 2003.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999




NOTE 12--STOCK WARRANTS AND OPTIONS, CONTINUED

The Company maintains a Stock Option Plan (as amended and restated effective June 9, 1998) for defined key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or nonstatutory options. The Company has reserved 615,000 shares of common stock for issuance under the Stock Option Plan. Following is a table indicating the activity during 2000, 1999 and 1998 for such Stock Option Plan:

                                                                Weighted
                                                                 Average
                                                      Stock     Exercise
                                                     Options      Price
                                                     --------   --------
         Options outstanding at December 31, 1997    179,526    $   3.72

         1998:
                Options granted                      213,150        1.54
                Options forfeited                    (44,700)      (3.02)
                Options cancelled                    (70,000)      (2.48)
                                                     -------    --------

         Balance, December 31, 1998                  277,976        2.47

         1999:
                Options granted                      303,500        1.88
                Options forfeited                     (4,800)      (1.90)
                                                     -------    --------

         Balance, December 31, 1999                  576,676        2.18

         2000:
                Options granted                      125,000        2.40
                Options exercised                    (85,300)      (1.42)
                Options forfeited                    (53,276)      (1.77)
                                                     -------    --------

         Balance, December 31, 2000                  563,100        2.37
                                                     =======    ========
         Options exercisable, December 31, 2000      260,180        2.63
                                                     =======    ========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999



NOTE 12--STOCK WARRANTS AND OPTIONS, CONTINUED

The following table summarizes information about the outstanding and exercisable stock options as of December 31, 2000:

                               Options Outstanding

                                                                          Weighted-          Weighted-
                       Range of                                           Remaining           Average
                       Exercise                        Number            Contractual         Exercise
                        Prices                       Outstanding             Life              Price
                  ------------------              -----------------   ----------------     ------------
                    $ 1.00 - 1.88                      154,000            92 months           $ 1.30

                      2.00 - 2.50                      317,600            98 months             2.28

                      3.00 - 3.50                       25,000           105 months             3.08

                             5.00                       66,500            80 months             5.00
                                                       -------
                                                       563,100
                                                       =======

                               Options Exercisable

                                                                                              Weighted-
                       Range of                                                                Average
                       Exercise                        Number                                 Exercise
                        Prices                       Exercisable                               Price
                  ------------------              -----------------                        ------------
                    $ 1.00 - 1.88                       83,400                                $ 1.20

                      2.00 - 2.50                      105,280                                  2.24

                      3.00 - 3.50                        5,000                                  3.00

                             5.00                       66,500                                  5.00
                                                       -------
                                                       260,180
                                                       =======

Compensation expense is being recorded over the respective service periods required of the optionees, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, Accounting for Stock Issued to Employees. In 2000, 1999 and 1998, amounts of $39,600, $39,600 and $39,509, respectively, have been provided for such compensation expense (with offsetting credits to additional paid-in capital).

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) and continues to account for stock options in accordance with APB Opinion
25. The foregoing amount of compensation expense for 2000, 1999 and 1998 differs by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method. Accordingly, the pro forma disclosures required by SFAS 123 have been omitted.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 13--QUARTERLY RESULTS (UNAUDITED)



                                                                 1st            2nd           3rd            4th          Total
                                                               Quarter        Quarter       Quarter        Quarter         Year
                                                            ------------   ------------   ------------   ------------   -----------
    2000:
            Net sales                                       $ 17,502,604   $ 19,995,593   $ 18,940,835   $ 13,609,174   $70,048,206
            Income (loss) from continuing operations              57,010        121,058       (331,555)    (2,106,455)   (2,259,942)
            Loss from discontinued operations                          0              0              0              0             0
            Net income (loss)                                     57,010        121,058       (331,555)    (2,106,455)   (2,259,942)
            Basic and diluted earnings (loss) per share             0.01           0.02          (0.05)          (0.3)        (0.32)

    1999:
            Net sales                                         13,898,678     19,478,617     17,544,653     16,837,410    67,759,358
            Income (loss) from continuing operations            (213,547)       607,800        184,540        471,714     1,050,507
            Loss from discontinued operations                   (371,606)      (215,641)      (320,080)    (3,429,782)   (4,337,109)
            Net income (loss)                                   (585,153)       392,159       (135,540)    (2,958,068)   (3,286,602)
            Basic earnings (loss) per share                        (0.09)          0.06          (0.02)         (0.43)        (0.48)
            Diluted earnings (loss) per share                      (0.09)          0.05          (0.02)         (0.39)        (0.45)


The fourth quarter 2000 loss was attributable to (a) significantly lower sales consistent with a sluggish automotive aftermarket (b) continued underabsorption of friction manufacturing costs for new facility and (c) severance payments to certain terminated employees.

The 1999 fourth quarter income from continuing operations was attributable to recognizing an after-tax gain of approximately $744,000 on the sale of the Company's former headquarters and warehouse facility. The fourth quarter loss from discontinued operations was due to writedowns and loss provisions related to the Company's Hungarian foundry operation as more fully described in Note 10 the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


                            ADDITIONAL FINANCIAL DATA
                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To the Board of Directors of
Universal Automotive Industries, Inc

In connection with our audit of the consolidated financial statements of UNIVERSAL AUTOMOTIVE INDUSTRIES, INC referred to in our report dated March 9, 2001, which is included in this Form 10-K, we have also audited Schedules I and II as of and for the years ended December 31, 2000, 1999 and 1998. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



ALTSCHULER, MELVOIN AND GLASSER LLP








Chicago, Illinois
March 9, 2001

                                                              Schedule I, Page 1

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                        Balance Sheets (Not Consolidated)
                           December 31, 2000 and 1999


                  Assets                                             2000           1999
                                                                 -----------    -----------
Cash and Cash Equivalents                                        $       101    $       101
Prepaid Expenses and Other Assets                                        130            130
Investment in and Advances to Wholly Owned Subsidiaries              719,381      3,072,945
                                                                 -----------    -----------
                                                                 $   719,612    $ 3,073,176
                                                                 ===========    ===========
                  Liabilities and Stockholders' Equity

Liabilities                                                      $         0    $         0
                                                                 -----------    -----------
Stockholders' Equity:
        Preferred stock (authorized 1,000,000 shares, $.01 par
           value, none issued or outstanding)                              0              0
        Common stock (authorized 15,000,000 shares, $.01 par
           value, 7,243,570 and 6,829,310 shares issued and
           outstanding in 2000 and 1999, respectively)                72,435         68,293
        Additional paid-in capital                                 9,633,363      9,376,605
        Accumulated deficit                                       (7,737,241)    (5,477,299)
        Accumulated other comprehensive loss                      (1,248,945)      (894,423)
                                                                 -----------    -----------
                                                                     719,612      3,073,176
                                                                 -----------    -----------

                                                                 $   719,612    $ 3,073,176
                                                                 ===========    ===========



         The accompanying notes are an integral part of this statement.

                                                              Schedule I, Page 2



            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

   Statement of Operations and Retained Earnings (Deficit) (Not Consolidated)
                  Years Ended December 31, 2000, 1999 and 1998

                                                    2000           1999           1998
                                                 -----------    -----------    -----------
Income:
        Equity in net loss of subsidiaries       $(2,220,342)   $(3,247,002)   $  (141,134)
                                                 -----------    -----------    -----------
                                                  (2,220,342)    (3,247,002)      (141,134)
                                                 -----------    -----------    -----------
Expenses:
        Compensation expense for stock options        39,600         39,600         39,509
                                                 -----------    -----------    -----------
                                                      39,600         39,600         39,509
                                                 -----------    -----------    -----------

Net Loss for Period                               (2,259,942)    (3,286,602)      (180,643)

Accumulated Deficit, Beginning of Period          (5,477,299)    (2,190,697)    (2,010,054)
                                                 -----------    -----------    -----------

Accumulated Deficit, End of Period               $(7,737,241)   $(5,477,299)   $(2,190,697)
                                                 ===========    ===========    ===========


         The accompanying notes are an integral part of this statement.

                                                              Schedule I, Page 3



            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC

                   Statement of Cash Flows (Not Consolidated)
                  Years Ended December 31, 2000, 1999 and 1998



                                                                                     2000           1999           1998
                                                                                  -----------    -----------    -----------
Cash from Operating Activities:
        Net loss                                                                  $(2,259,942)   $(3,286,602)   $  (180,643)
        Adjustments to reconcile net loss to cash used in operating activities:
               Compensation expense for stock options                                  39,600         39,600         39,509
               Equity in net loss of subsidiaries                                   2,220,342      3,247,002        141,134
                                                                                  -----------    -----------    -----------

        Cash used in operating activities                                                   0              0              0

Cash and Cash Equivalents, Beginning of Period                                            101            101            101
                                                                                  -----------    -----------    -----------

Cash and Cash Equivalents, End of Period                                          $       101    $       101    $       101
                                                                                  ===========    ===========    ===========


         The accompanying notes are an integral part of this statement.

                                                                     Schedule II

                                   SCHEDULE II
                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998

                                                         Column B      Column C
                                                        Balance at     Charged                    Column E
                                                        Beginning      to Costs     Column D     Balance at
                                                        of Period    and Expense    Writeoffs  End of Period
                                                        ---------    -----------    ---------  -------------
2000:
        Allowance for doubtful accounts                 $  429,319   $   489,045   $  309,740    $  608,624
                                                        ==========   ===========   ==========    ==========
1999:
        Allowance for doubtful accounts                 $  493,729   $   426,868   $  491,278    $  429,319
                                                        ==========   ===========   ==========    ==========
1998:
        Allowance for doubtful accounts                 $1,876,987   $    41,115   $1,424,373    $  493,729
                                                        ==========   ===========   ==========    ==========
2000:
        Reserve for inventory obsolescence              $  544,500   $  (212,573)  $        0    $  331,927
                                                        ==========   ===========   ==========    ==========
1999:
        Reserve for inventory obsolescence              $  158,399   $   386,101   $        0    $  544,500
                                                        ==========   ===========   ==========    ==========
1998:
        Reserve for inventory obsolescence              $  217,785   $   (59,386)  $        0    $  158,399
                                                        ==========   ===========   ==========    ==========
2000:
        Valuation allowance for deferred income taxes   $1,295,000   $   797,200   $        0    $2,092,200
                                                        ==========   ===========   ==========    ==========
1999:
        Valuation allowance for deferred income taxes   $        0   $ 1,295,000   $        0    $1,295,000
                                                        ==========   ===========   ==========    ==========


         The accompanying notes are an integral part of this statement.