Form 10-Q
period 2001-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2001-05-15
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             --------    -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 11, 2001 was 7,438,870 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                               Page(s)
   Item 1. Financial Statements

         Consolidated Balance Sheets
                  March 31, 2001 (Unaudited) and December 31, 2000                               3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months ended
                  March 31, 2001 and 2000                                                        4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the three months ended
                  March 31, 2001 and 2000                                                        5

         Notes to Condensed Financial Statements (Unaudited)                                     6

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          7 - 9

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                             9

PART II.  OTHER INFORMATION

   Item 1 is not applicable to the Company in this report.

   Item 2 - Changes in Securities and Use of Proceeds                                            10

   Items 3 through 5 are not applicable to the Company in this report

   Item 6 - Exhibits and Reports on Form 8-K                                                     10

   Signatures                                                                                    10

    EXHIBIT II - Computation of Earnings Per Share                                               11

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          March 31,2001           December 31, 2000
                                                                         --------------           -----------------
                                                                           (Unaudited)
        Assets
Current Assets:
   Cash                                                                  $       26,565              $       56,127
   Accounts receivable, trade                                                15,823,272                  14,592,188
   Inventories                                                               18,932,651                  19,744,571
   Deferred income taxes                                                        578,000                     578,000
   Prepaid expenses and other current assets                                    648,999                     762,843
    Net current assets of discontinued operations                               152,957                     213,087
                                                                          --------------              --------------
                                                                             36,162,444                  35,946,816
                                                                          --------------              --------------
Property and Equipment - continuing operations, net                           4,975,613                   4,996,811
                                                                          --------------              --------------
Property and Equipment - discontinued operations, net                           800,000                     800,000
                                                                          --------------              --------------
Other Assets:
   Goodwill, net                                                                505,957                     521,690
   Deferred income taxes                                                        307,000                     307,000
   Due from stockholders                                                        237,262                     237,262
   Other assets                                                                 714,210                     836,737
                                                                          --------------              --------------
                                                                              1,764,429                   1,902,689
                                                                          --------------              --------------
                                                                         $   43,702,486              $   43,646,316
                                                                         ==============              ==============
   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                               $   14,468,718              $   14,524,409
   Long-term indebtedness, current portion                                      442,458                     473,405
   Accrued expenses and other current liabilities                             3,162,404                   3,850,668
   Estimated loss on disposal of discontinued operations                        860,161                     860,161
                                                                          --------------              --------------
                                                                             18,933,741                  19,708,643
                                                                          --------------              --------------
Long-term Liabilities:
   Revolving loan indebtedness                                               18,824,370                  17,264,111
   Subordinated debenture                                                     4,441,875                   4,430,625
   Long-term indebtedness, non-current portion                                  924,960                     856,151
   Deferred income taxes                                                        206,446                     217,174
                                                                          --------------              --------------
                                                                             24,397,651                  22,768,061
                                                                          --------------              --------------
Minority Interest in Subsidiary                                                 100,000                     450,000
                                                                          --------------              --------------

Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares,  $.01
par value, none issued or outstanding)                                                0                           0
   Common stock (authorized 15,000,000 shares, $.01
par value, 7,438,870 shares and 7,243,570
issued and outstanding at March 31, 2001 and
December 31, 2000, respectively)                                                 74,388                      72,435
   Additional paid-in-capital                                                 9,067,770                   8,670,736
   Retained earnings                                                         (7,859,541)                 (6,774,614)
   Accumulated other comprehensive losses                                    (1,011,523)                ( 1,248,945)
                                                                          --------------              --------------
                                                                                271,094                     719,612
                                                                          --------------              --------------
                                                                         $   43,702,486              $   43,646,316
                                                                         ==============              ==============



                 The accompanying notes are an integral part of
                           the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                                  --------------------------------
                                                                                      2001               2000
                                                                                 --------------     --------------
Net Sales                                                                        $   16,028,365     $   17,502,604
Cost of Sales                                                                        13,164,890         13,814,105
                                                                                 --------------     --------------
Gross Profit                                                                          2,863,475          3,688,499
Selling, General, and Administrative Expenses                                         3,181,135          3,087,660
                                                                                 --------------     --------------
Income (Loss) From Operations                                                          (317,660)           600,839
                                                                                 --------------     --------------
Other Expense (Income):
   Interest expense                                                                     580,003            577,454
   Loss from discontinued operations                                                    154,893                  0
   Other                                                                                 21,871            (65,925)
                                                                                 --------------     --------------
                                                                                        756,767            511,529
                                                                                 --------------     --------------


Income (Loss) before Provision for Income Taxes                                      (1,074,427)            89,310
Income Tax Provision                                                                     10,500             32,300
                                                                                 --------------     --------------
Net Income (Loss)                                                                $   (1,084,927)    $       57,010
                                                                                 ==============     ==============

Comprehensive Income (Loss):
   Net Income (Loss)                                                             $   (1,084,927)    $       57,010
   Other Comprehensive Income, Foreign
   Currency Translation Adjustment                                               $      237,422     $       14,730
                                                                                 --------------     --------------
Comprehensive Income (Loss)                                                            (847,505)            71,740
                                                                                 ==============     ==============

Earnings (Loss) Per Share:

Basic                                                                            $        (0.15)     $        0.01
                                                                                 ==============     ==============
Diluted                                                                          $        (0.15)             $0.01
                                                                                 ==============     ==============
Weighted average number of common shares Outstanding:
   Basic                                                                              7,295,402          6,839,310
   Common stock equivalents resulting from
        warrants and options                                                                  0          1,172,035
                                                                                 --------------     --------------
   Diluted                                                                            7,295,402          8,011,345
                                                                                 ==============     ==============


     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Three Months Ended March 31,
                                                                                 ---------------------------------
                                                                                      2001               2000
                                                                                 --------------     --------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                             $   (1,084,927)    $       57,010

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                        382,162            309,547
   Provision for bad debts                                                               81,755             88,512
   Effect of exchange rate changes                                                      237,422             14,730
   Compensation expense for stock options                                                 9,900              9,900
   Stock issued upon termination of employee                                             38,760                  0
   Deferred income taxes and other                                                      (10,728)              (463)
   Other                                                                                 36,016             11,250
   Changes in operating assets and liabilities:
      Accounts receivable, trade                                                     (1,312,839)        (2,646,546)
      Inventories                                                                       811,920         (2,572,071)
      Prepaid expenses and other current assets                                         177,306           (128,642)
      Other assets                                                                            0            (41,267)
      Accounts payable, trade                                                           (55,692)         2,358,950
      Accrued expenses and other current liabilities                                   (688,264)            13,660
                                                                                 --------------     --------------
    Net cash used in operating activities from
      continuing operations                                                          (1,377,209)        (2,525,430)

    Net cash provided by (used in) operating activities from
      discontinued operations                                                           (57,179)            28,068
                                                                                 --------------     --------------
    Net cash used in operating activities                                            (1,434,388)        (2,497,362)
                                                                                 --------------     --------------
Cash Flows for Investing Activities:
   Purchase of property and equipment                                                  (320,832)          (324,907)
                                                                                 --------------     --------------
   Net cash used in investing activities                                               (320,832)          (324,907)
                                                                                 --------------     --------------
Cash Flows from Financing Activities:
   Net increase in revolving loan indebtedness                                        1,560,259          3,002,621
   Proceeds on notes payable                                                             93,977                  0
   Principal payments on notes payable                                                  (56,115)          (175,485)
   Common stock issued by exercise of options                                               327            120,500
                                                                                 --------------     --------------
   Net cash provided by financing activities                                          1,598,448          2,947,636
                                                                                 --------------     --------------
Net Increase (Decrease) in Cash                                                        (156,772)           125,367
Cash, Beginning of Period                                                               216,686             42,401
                                                                                 --------------     --------------
Cash, End of Period                                                              $       59,914     $      167,768
                                                                                 ==============      =============

Cash of continuing operations                                                    $       26,565     $       10,950
Cash of discontinued operations (included with
  net current assets of discontinued operations)                                         33,349            156,818
                                                                                 --------------     --------------
                                                                                 $       59,914      $     167,768
                                                                                 ==============      =============


Supplemental Disclosures of Cash Flow Information:
   Cash paid for interest                                                        $      624,783     $      601,009
                                                                                 --------------     --------------
   Cash paid for income taxes                                                    $        3,531     $            0
                                                                                 --------------     --------------


                 The accompanying notes are an integral part of
                           the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS
Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results, which ultimately may be achieved for the year.

2.   INVENTORIES

                                         March 31, 2001
                                         --------------
     Finished goods                      $ 14,638,579
     Work in process                          394,209
     Raw materials                          3,899,863
                                         ------------
                                          $18,932,651
                                         ------------

3.   BASIS OF PRESENTATION

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended March 31, 2001, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
For the quarter ended March 31, 2001, the provision for income taxes differed from the amount computed by applying the statutory rate to income (loss) before income taxes primarily due to an increase in the valuation allowance for deferred tax benefit.

4.   DISCONTINUED OPERATIONS

As previously disclosed in Note 10 of the 2000 audited financial statements, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operations during the disposal period. The disposition was initially expected to occur by the end of 2000. For the period ending March 31, 2000, losses from the discontinued operations of $142,000 were applied against the aforementioned reserve. The Company is actively engaged in attempting to sell the entire Hungarian operation and believes that it will do so by the end of 2001. Commencing in 2001, because the Company had not disposed of the Hungarian operations within one year, generally accepted accounting principles require that income or loss from such discontinued operations be included in the Statement of Earnings as a component of income or loss. Accordingly, a net loss of $155,000 ($0.02 per share) was charged to expense for the period ended March 31, 2001.


5.   CONVERSION OF LIABILITIES TO EQUITY

The Company has commenced a private offering of its common stock to certain of its key suppliers pursuant to which they have agreed to convert certain of the accounts payable of the Company owed to them into common stock at a slight discount to the public market price of its common stock from time to time. To date, the Company has received commitments to convert $500,000 of such liabilities (incurred prior to December 31, 2000 and therefore listed as liabilities as of such date as well as March 31, 2001) to common stock. All of such commitments will be closed and reflected as additional paid-in capital during the second quarter of 2001.


6.   MINORITY INTEREST IN SUBSIDIARY

At December 31, 2000, the Company owned seventy-four percent (74%) of the outstanding capital stock of its eParts eXchange, Inc. ("EPX") subsidiary, which is engaged in internet-based sales of automotive parts. The Company has entered into exchange agreements with the minority holders of preferred stock in EPX, exchanging its common stock for EPX preferred stock based upon a $2.00 per share value of the Company's common stock in exchange for the preferred stock valued at the original paid-in capital for the preferred stock. $350,000 in stock value was issued in the first quarter 2001; the remaining $100,000 of stock value will be issued in the second quarter of 2001.


7.    LASALLE INDEBTEDNESS

At December 31, 2000 and March 31, 2001, the Company was not in compliance with one financial covenant under its Credit Agreement with LaSalle Bank, NA. On April 13, 2001, LaSalle informed the Company that it will waive such violation upon completion of required documentation that will include certain modifications to the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS1


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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

     Net sales for the three months ended March 31, 2001 decreased $1,474,000 or 8.4% over the same quarter in 2000 to $16,028,000. The decreased sales of brake parts are consistent with weakness experienced throughout the automotive aftermarket. Also, the 2000 first quarter included initial ramp-up shipments to Pep Boys, Inc., a new customer in the first quarter of 2000, which shipments were not repeated in 2001.

     Gross profits for the three months ended March 31, 2001 were $2,863,000 or 17.9% of net sales compared to $3,688,000 or 21.0% in the same period of 2000, a decrease of $825,000 or 22.4%. Approximately $425,000 of the decrease is attributable to decreased sales. The remainder of the decrease is primarily due to underabsorbed overhead costs associated with the start-up of the Cuba, Missouri rotor machining facility that was relocated from Laredo, Texas and underabsorbed manufacturing overhead costs related to lower than anticipated production of friction products.

     Selling, general and administrative expenses of $3,181,000 (19.8% of net sales) for the three months ended March 31, 2001 increased by $93,000 when compared to $3,088,000 (17.6% of net sales) for the same period in 2000. Selling, general and administrative expenses increased as a percentage of sales due primarily to the increased freight costs of shipments to customers.

--------
1 1 Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected also, may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Other expense for the three months ended March 31, 2001 increased to $757,000 from $512,000 for the same period of 2000. Included in other expense for the three months ended March 31, 2001 is the net loss of the discontinued Hungarian foundry of $155,000 as explained in Note 4 of Notes to Condensed Financial Statements.

     Net loss for the three months ended March 31, 2001 was $1,085,000 compared to net income of $57,000 for the same period in 2000. This decrease in net income is attributed to the individual factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 2001 was $1,434,000 which was primarily due to a) a net loss of $1,085,000 offset by non-cash items (principally depreciation, amortization, and exchange rate changes) totaling $775,000 b) an accounts receivable increase of $1,313,000 from December 31, 2000 that was a low point due to seasonality and market factors c) reduced inventory of $812,000 in response to soft sales activity and
d) reduction in accrued expenses of $688,000 through the payment of rebates accrued as of December 31, 2000. Net cash used in investing activities was $321,000, which is attributable primarily to acquisition of various items of tooling, manufacturing equipment, and warehouse equipment. Net cash provided by financing activities was $1,598,000, consisting primarily of borrowings under the Company's revolving credit agreement.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At March 31, 2001, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

PART II  OTHER INFORMATION

ITEM 1 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2001, we sold shares of our Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). During the quarter, we issued 20,000 shares to one person as a portion of a severance payment upon termination from the Company valued at $38,760. As described in Note 6 of the Notes to Condensed Financial Statements, we issued 175,000 shares valued at $350,000 to two persons pursuant to an exchange agreement whereby preferred shares of our subsidiary eParts eXchange, Inc. are exchangeable for common shares of the Company based on a value of $2.00 per share. We did not use the services of any finders or securities broker-dealers in connection with the issuance of these shares. We believe that all Shares issued in these transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEMS 3 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

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


                            UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                           /s/ ARVIN SCOTT
                           -----------------------------------------------------
                           Arvin Scott, Chief Executive Officer, President
                          (Principal Executive Officer)


                           /s/ JEROME J. HISS
                           -----------------------------------------------------
                           Jerome J. Hiss, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                               Date: May 15, 2001