Form 10-Q
period 2001-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2001-08-20
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from _______ to
                         Commission file number 0-25198

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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 9, 2001 was 7,794,059 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page (s)

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  June 30, 2001 (Unaudited) and December 31, 2000          3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months and six months ended
                  June 30, 2001 and 2000                                   4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the six months ended
                  June 30, 2001 and 2000                                 5-6

         Notes to Condensed Financial Statements (Unaudited)             7-9

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                           9-12

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk     12

PART II.  OTHER INFORMATION

   Item 1 is not applicable to the Company in this report.

   Item 2 - Changes in Securities and Use of Proceeds                     12

   Item 3 - Not applicable to the Company in this Report

   Item 4 - Submission of Matters to a Vote of Security Holders           13

   Item 5 - Not applicable to the Company in this Report

   Item 6 - Exhibits and Reports on Form 8-K                              13

   Signatures                                                             14

    EXHIBIT II - Computation of Earnings Per Share                        15

================================================================================

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                      ------------    --------------
                                                                       (Unaudited)
        Assets
Current Assets:
   Cash                                                               $    110,032    $     56,127
   Accounts receivable, trade                                           19,646,193      14,592,188
   Inventories                                                          18,234,913      19,744,571
   Deferred income taxes                                                   578,000         578,000
   Prepaid expenses and other current assets                               933,855         762,843
   Net current assets of discontinued operations                            57,062         213,087
                                                                      ------------    ------------
                                                                        39,560,055      35,946,816
                                                                      ------------    ------------
Property and Equipment - continuing operations, net                      4,958,935       4,996,811
                                                                      ------------    ------------
Property and Equipment - discontinued operations, net                      800,000         800,000
                                                                      ------------    ------------
Other Assets:
   Goodwill, net                                                           503,777         521,690
   Deferred income taxes                                                   307,000         307,000
   Due from stockholders                                                   237,262         237,262
   Other assets                                                            679,723         836,737
                                                                      ------------    ------------
                                                                         1,727,762       1,902,689
                                                                      ------------    ------------
                                                                      $ 47,046,752    $ 43,646,316
                                                                      ============    ============
   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                            $ 14,173,375    $ 14,524,409
   Revolving loan indebtedness                                          22,076,582               0
   Long-term indebtedness, current portion                                 811,878         473,405
   Accrued expenses and other current liabilities                        3,231,578       3,850,668
   Estimated loss on disposal of discontinued operations                   860,161         860,161
                                                                      ------------    ------------
                                                                        41,153,574      19,708,643
                                                                      ------------    ------------
Long-term Liabilities:
   Revolving loan indebtedness                                                   0      17,264,111
   Subordinated debenture                                                4,453,125       4,430,625
   Long-term indebtedness, non-current portion                             434,853         856,151
   Deferred income taxes                                                   214,922         217,174
                                                                      ------------    ------------
                                                                         5,102,900      22,768,061
                                                                      ------------    ------------
Minority Interest in Subsidiary                                            100,000         450,000
                                                                      ------------    ------------

Stockholders' Equity:
   Preferred stock (authorized 1,000,000 shares, $.01 par
value, none issued or outstanding)                                               0               0
   Common stock (authorized 15,000,000 shares, $.01
par value, 7,507,217 shares and 7,243,570
issued and outstanding at June 30, 2001 and December 31, 2000,
respectively)                                                               75,072          72,435
   Additional paid-in-capital                                            9,219,911       8,670,736
   Retained earnings                                                    (7,656,791)     (6,774,614)
   Accumulated other comprehensive losses                                 (947,914)     (1,248,945)
                                                                      ------------    ------------
                                                                           690,278         719,612
                                                                      ------------    ------------
                                                                      $ 47,046,752    $ 43,646,316
                                                                      ============    ============


The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                        ---------------------------        -------------------------
                                                            2001            2000             2001             2000
                                                            ----            ----             ----             ----

Net Sales                                               $ 19,999,491    $ 19,995,593    $ 36,027,856    $ 37,498,197

Cost of Sales                                             15,868,973      15,615,604      29,033,863      29,429,709
                                                        ------------    ------------    ------------    ------------

Gross Profit                                               4,130,518       4,379,989       6,993,993       8,068,488

Selling, General, and Administrative Expenses              3,197,452       3,500,341       6,378,586       6,588,001
Loss from Discontinued Operation                             187,294               0         342,188               0
                                                        ------------    ------------    ------------    ------------
Income from Operations                                       745,772         879,648         273,219       1,480,487
                                                        ------------    ------------    ------------    ------------
Other (Income) Expense:
   Interest expense                                          635,185         674,176       1,215,188       1,251,630
   Other                                                     (81,663)        (19,186)        (59,792)        (85,111)
                                                        ------------    ------------    ------------    ------------
                                                             553,522         654,990       1,155,396       1,166,519
                                                        ------------    ------------    ------------    ------------

Income (Loss) before Provision (Benefit) for
Income Taxes                                                 192,250         224,658        (882,177)        313,968
Income Tax Provision (Benefit)                               (10,500)        103,600               0         135,900
                                                        ------------    ------------    ------------    ------------

Net Income (Loss)                                       $    202,750    $    121,058    $   (882,177)   $    178,068
                                                        ============    ============    ============    ============


Comprehensive Income (Loss):
     Net Income (Loss)                                  $   202,750     $    121,058    $   (882,177)   $    178,068
     Other Comprehensive Gain (Loss), Foreign
Currency Translation Adjustment                               63,609         (41,169)        301,031         (26,439)
                                                        ------------    ------------    ------------    ------------
Comprehensive Income (Loss)                             $    266,359    $     79,889    $   (581,146)   $    151,629
                                                        ============    ============    ============    ============
Earnings (Loss) Per Share:

Basic                                                   $       0.03    $       0.02    $      (0.12)   $       0.03
                                                        ============    ============    ============    ============
Diluted
                                                        $       0.03    $       0.02    $      (0.12)   $       0.02
                                                        ============    ============    ============    ============

Weighted Average Number of Common Shares
Outstanding:
    Basic                                                  7,473,682       6,914,310       7,384,542       6,876,810
   Common stock equivalents resulting from
warrants and options                                         396,190         599,201               0         815,198
                                                        ------------    ------------    ------------    ------------
  Diluted                                                 7,869,872       7,513,511       7,384,542       7,692,008
                                                        ============    ============    ============    ============

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six Months Ended June 30,
                                                                                   -------------------------

                                                                                      2001            2000
                                                                                      ----            ----

Cash Flows from Operating Activities:
   Net Income (Loss)                                                                $  (882,177)   $   178,068


Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                       718,608        616,455
    Provision for bad debts                                                             178,847        200,813
Effect of exchange rate changes                                                         301,031        (26,439)
    Compensation expense for stock options                                               19,800         19,800
    Stock issued for services                                                            80,560              0
    Deferred income taxes and other                                                      45,014        152,732
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                                     (5,232,852)    (6,656,046)
      Inventories                                                                     1,509,658        108,301
      Prepaid expenses and other current assets                                        (110,532)        63,580
      Other assets                                                                            0       (358,859)
      Accounts payable, trade                                                          (251,034)     1,909,660
      Accrued expenses and other current liabilities                                   (477,364)       201,059
                                                                                    -----------    -----------
    Net cash used in operating activities from
      continuing operations                                                          (4,100,441)    (3,590,876)
    Net cash provided by (used in) operating activities from
      discontinued operations                                                            39,612       (205,229)
                                                                                    -----------    -----------
    Net cash used in operating activities                                            (4,060,829)    (3,796,105)
                                                                                    -----------    -----------
Cash Flows for Investing Activities -  purchase of
property and equipment                                                                 (557,858)      (831,026)
                                                                                    -----------    -----------

Cash Flows from Financing Activities:
Net increase in revolving loan indebtedness                                           4,812,471      4,516,406
Proceeds from issuance of preferred stock of subsidiary                                       0        450,000
Principal payments on notes payable                                                    (257,745)      (299,513)
Proceeds from issuance of common stock from exercise of
options and warrants                                                                      1,452        120,500
                                                                                    -----------    -----------
      Net cash provided by financing activities                                       4,556,178      4,787,393
                                                                                    -----------    -----------

Net Increase (Decrease) in Cash                                                         (62,509)       160,262
Cash, Beginning of Period                                                               216,686         42,401
                                                                                    -----------    -----------
Cash, End of Period                                                                 $   154,177    $   202,663
                                                                                    ===========    ===========

Cash of continuing operations                                                       $   110,032    $   143,586
Cash of discontinued operations (included with
  net current assets of discontinued operations)                                         44,145         59,077
                                                                                    -----------    -----------
                                                                                       $154,177    $   202,663
                                                                                    ===========    ===========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2001        2000

Supplemental Disclosures of Cash Flow Information:

   Cash paid for interest                              $1,216,803    $1,265,821
                                                       ----------    ----------
   Cash paid for income taxes                             $ 7,370    $   15,000
                                                       ----------    ----------

Supplemental Disclosure of Noncash Investing and
           Financing Activities:

Debt incurred in connection with acquisition of
            fixed assets                               $   33,194    $        0
                                                       ----------    ----------

Conversion of accounts payable into equity             $  100,000    $        0
                                                       ----------    ----------

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

2. INVENTORIES
                                       June 30, 2001
                                       -------------
   Finished goods                       $14,386,134
   Work in process                          434,478
   Raw materials                          3,414,301
                                        ------------
                                        $18,234,913
                                        ------------

3. BASIS OF PRESENTATION

Net Income (Loss) Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the six months ended June 30, 2001, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
The Company's provision for income taxes for the three and six months ended June 30, 2001 differed from the amount computed by applying the statutory tax rate to income (loss) before income taxes primarily due to an increase in the valuation allowance for deferred tax benefit.

Reclassification
Certain amounts reported in the 2000 condensed financial statements have been reclassified to conform to the 2001 presentation without affecting previously reported net income.

4. DISCONTINUED HUNGARIAN OPERATION
As previously disclosed in Note 10 of the 2000 audited financial statements, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operation during the disposal period. The disposition was initially expected to occur by the end of 2000. For the three and six months ended June 30, 2000, losses from the discontinued operation of $230,000 and $399,000, respectively were applied against the aforementioned reserve. The Company is actively engaged in attempting to sell the entire Hungarian operation and believes that it will do so by the end of 2001. Because the Company had not disposed of the Hungarian operation within one year of the decision to discontinue such operation, commencing in 2001, accounting principles generally accepted in the United States require that income or loss from such discontinued operations be included in the Statement of Earnings as a component of income or loss. Accordingly, a net loss of $187,000 ($0.03 per share) and $342,000 ($0.05 per share) was charged to expense for the three and six months ended June 30, 2001, respectively.

5. CONVERSION OF LIABILITIES TO EQUITY

The Company has completed a private offering of its common stock to certain of its key suppliers pursuant to which they have agreed to convert certain of the accounts payable of the Company owed to them into common stock at a slight discount to the public market price of its common stock from time to time. To date, the Company has converted approximately $500,000 of such liabilities to common stock; $100,000 was converted during the quarter ended June 30, 2001, and the balance was converted as of July 31, 2001. In addition, the Company completed an agreement with the former owner of its Walkerton, Virginia friction plant whereby the owner agreed to accept Company common stock in exchange for $100,000 of the Company's remaining debt to him. The common shares were issued as of July 31, 2001.

6. MINORITY INTEREST IN SUBSIDIARY

At December 31, 2000, the Company owned seventy-four percent (74%) of the outstanding capital stock of its eParts eXchange, Inc. ("EPX") subsidiary, which is engaged in internet-based sales of automotive parts. The Company has entered into exchange agreements with the minority holders of preferred stock in EPX, exchanging its common stock for EPX preferred stock based upon a $2.00 per share value of the Company's common stock in exchange for the preferred stock valued at the original paid-in capital for the preferred stock. $350,000 in stock value was issued in the first quarter 2001; the remaining $100,000 of stock value will be issued in the third quarter of 2001.

7. CAPITAL INVESTMENT

The Company has received a non-binding letter of intent from Wanxiang America Corporation whereby Wanxiang will invest $2,800,000 and we agreed to issue a total of 140,000 Preferred Shares at a price of $20 per Preferred Share. The Preferred Shares are convertible into Common Shares at a rate of ten common shares for each Preferred Share. Based upon subsequent negotiations, this arrangement has been modified so that the Preferred Shares are convertible into 2,014,380 shares of common stock, subject to weighted average anti-dilution adjustment to the extent of new issuances of stock below $1.39 per share (the effective per share offering price). In addition: (i) one-year warrants to purchase 800,000 shares of common stock at $2.00 per share plus 800,000 shares of common stock at 90% of the average market price over a 90-day period are issuable; together with (ii) "default" warrants to purchase up to 2,500,000 shares of common stock at the greater of book value per share or 600% of EBITDA, in the event the Company defaults on certain obligations. As of the date of this Form 10-Q, the definitive documents have not been executed, and there can be no assurance this transaction will be consummated.

8. LASALLE INDEBTEDNESS

At June 30, 2001, the Company was not in compliance with its financial covenants under its Credit Agreement with LaSalle Bank, NA. On August 8, 2001, LaSalle informed the Company that it will waive such violation subject to the Company increasing its stockholders equity by $1 million. As of August 14, 2001, the Company had raised $600,000 and is in negotiations to raise additional capital (see Note 7 to Notes to Condensed Financial Statements). LaSalle also informed the Company that it will extend the expiration date of the Credit Agreement one year to May 1, 2003 subject to the completion of certain events. The Company has classified the LaSalle indebtedness as a current liability until the Company secures additional capital and completes the events required by LaSalle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (1)

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

     Net sales for the three months ended June 30, 2001 were $19,999,000, an amount that is virtually even with sales of the same quarter in 2000. Sales growth has been hampered by weakness throughout the automotive aftermarket and, to some extent, pricing compression as competitors vie to gain market share.

     Gross profits for the three months ended June 30, 2001 were $4,131,000 or 20.7% of net sales compared to $4,494,000 or 22.5% in the same period of 2000 (excluding $114,000 of one-time costs related to the realignment of our manufacturing facilities incurred in the first quarter of 2000). The decrease in gross profit is attributable to pricing concessions granted to maintain volume due to competitive pressures in the face of a soft automotive aftermarket.

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

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2001 decreased by $202,000 or 5.9% to $3,197,000 from $3,399,000 for the same period in 2000 (excluding $101,000 of costs related to the start-up of the Company's e-commerce initiative incurred in the second quarter of 2000). The decrease was due primarily to reduced personnel and other internal costs.

     Included in income from operations for second quarter of 2001 is the loss of $187,000 from the discontinued Hungarian foundry (see Note 4 of Notes to Condensed Financial Statements).

     Other expense for the three months ended June 30, 2001 decreased by $101,000 to $554,000 from $655,000 for the same period of 2000. Interest expense in the second quarter ended June 30, 2001 was $39,000 less than the same period of 2000 due to overall lower interest rates.

     Net income for the quarter ended June 30, 2001 was $203,000 compared to net income of $121,000 for the same period in 2000. This increase in profitability is due to factors set forth before, particularly reduced gross profit margin that was more than offset by reduced selling, general, and administrative expenses, and reduced interest expense offset by inclusion of the loss from discontinued operations in 2001 earnings of $187,000 ($0.03 per share).


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net sales for the six months ended June 30, 2001 was $36,028,000, a decrease of $1,470,000 or 3.9% from the same 2000 period. This decrease was consistent with the downturn experienced in the automotive aftermarket that was especially egregious in the first quarter of 2001 that was 8.4% less that the first quarter of 2000. The 2000 six-month period included opening inventory roll-out sales to Pep Boys, Inc., a new customer in the first quarter of 2000, that were not repeated in 2001. The Company also responded to competitors' pricing actions during the period as they try to maintain sales volumes in the face of a soft aftermarket.

     Gross profits for the six months ended June 30, 2001 decreased $1,427,000 or 16.9% to $6,994,000 from $8,421,000 for the same six-month period in 2000 (excluding $353,000 of one-time costs related to the realignment of the Company's friction manufacturing facilities incurred in the period ended June 30, 2000). Before the effect of the one-time costs in 2000, the gross profit margin percentage for the six-month period was 19.4% compared to 22.5% for the same 2000 percentage. This decrease was due to more competitive pricing, and first quarter underabsorption of manufacturing costs associated with the relocation of the rotor machining facility from Texas to Missouri, as the Texas facility was wound down and the Missouri facility was ramped up.

     Six months ended June 30, 2001 selling, general and administrative expenses were $6,379,000, a decrease of $108,000 or 1.7% from $6,487,000 for the same period in 2000 (excluding $101,000 of costs related to the start-up of the Company's e-commerce business incurred in the six-month period ended June 30,
2000). The decrease was due primarily to reduced personnel and other internal costs offset by increased freight costs of shipments to customers especially in the first quarter of 2001.

     Included in income from operations for six-month period ended June 30, 2001 is the loss of $342,000 from the discontinued Hungarian foundry (see Note 4 of Notes to Condensed Financial Statements).

     Other Expense for the six months ended June 30, 2001 decreased by $12,000 to $1,155,000 from $1,167,000 for the same period of 2000.

     For the six-month period ended June 30, 2001, net loss was $882,000 compared to net income of $178,000 for the six months ended June 30, 2000. The principal reasons for decreased profitability were the factors described before, especially decreased sales and margin, the first quarter underabsorbed overhead costs associated with the start-up of the Missouri rotor machining facility, and inclusion of the loss from discontinued operations in 2001 earnings of $342,000 ($0.05 per share).


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities from continuing operations for the six months ended June 30, 2001 was $4,100,000 compared to net cash used in operating activities from continuing operations of $3,591,000 for the same period of 2000. Cash was required to finance growth in accounts receivable of $5,233,000 that was only partially satisfied through earnings after non-cash items ($462,000) and a decrease in inventory ($1,510,000).

     Net cash used in investing activities was $558,000, which is attributable to acquisition of various tooling, manufacturing equipment, and computer equipment, particularly in connection with the Company's relocation of its rotor machining facility from Laredo, Texas to Cuba, Missouri, and upgrade of its friction manufacturing facilities.

     Net cash provided by financing activities was $4,556,000, consisting primarily of borrowings under the Company's revolving credit agreement net of normal payments of $258,000 on the Company's term debt and capital leases.

     The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit, and credit from its suppliers. The Company has received a non-binding letter of intent from Wanxiang America Corporation whereby Wanxiang will invest $2,800,000 and we agreed to issue a total of 140,000 Preferred Shares at a price of $20 per Preferred Share. Based upon subsequent negotiations, this arrangement has been modified so that the Preferred Shares are convertible into 2,014,380 shares of common stock, subject to weighted average anti-dilution adjustment to the extent of new issuances of stock below $1.39 per share (the effective per share offering price). In addition: (i) one-year warrants to purchase 800,000 shares of common stock at $2.00 per share plus 800,000 shares of common stock at 90% of the average market price over a 90-day period are issuable; together with (ii) "default" warrants to purchase up to 2,500,000 shares of common stock at the greater of book value per share or 600% of EBITDA, in the event the Company defaults on certain obligations. As of the date of this Form 10-Q, the definitive documents have not been executed, and there can be no assurance this transaction will be consummated. If a purchase agreement is consummated, there is a substantial likelihood that the conversion ratio of the shares of preferred stock to common stock will result in Wanxiang America's right to own in excess of 20% of the issued and outstanding capital stock of the Company. The conversion of preferred shares to 2,014,380 shares of common stock (assuming at closing the stock price and on date of conversion is $2.00 per share) would represent 20.5% of the outstanding common shares (at June 30, 2001) plus the shares issuable to Wanxiang America, and if the 1,600,000 stock purchase warrants are exercised, this would increase beneficial ownership to 31.7%, after giving effect to the stock provided from the stock purchase warrants. The stockholders holding a majority of the Company's common stock have adopted a resolution approving the proposed transaction and have adopted a further resolution that authorizes us, with the approval of our board of directors to enter into other agreements with Wanxiang or other purchasers for other issuances of capital stock during 2001. See also
Note 8 of Notes to Condensed Financial Statements related to the LaSalle Bank indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We had previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At June 30, 2001, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

PART II OTHER INFORMATION

ITEM 1 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2001, we sold shares of our Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). During the quarter, we issued 20,000 shares valued at $41,800 to one person pursuant to a marketing agreement whereby that person agrees to source product from the Company. During the quarter, we issued 47,847 shares pursuant to an agreement with a supplier who agreed to receive common stock in exchange for cancellation of $100,000 of accounts payable owed to the supplier by the Company (see Note 5 of the Notes to Condensed Financial Statements). We did not use the services of any finders or securities broker-dealers in connection with the issuance of these shares. We believe that all Shares issued in these transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 6, 2001, Universal Automotive Industries, Inc. held its annual meeting of shareholders. Present at this meeting, in person and by proxy, were shareholders representing 6,740,497 of the 7,438,870 issued and outstanding shares of Common Stock at the date of record (90.6% of the total number of shares of Common Stock outstanding and entitled to vote). The following items were voted upon at the meeting:

      A) The following Directors were elected to the Board:

          Name                  Votes For     Votes Against       Votes Withheld
          ----                  ---------     -------------       --------------
          Arvin Scott           6,732,397           0                 8,100
          Yehuda Tzur           6,732,397           0                 8,100
          Sami Israel           6,732,397           0                 8,100
          C. Catherine Jaros    6,729,897           0                10,600
          Sheldon Robinson      6,732,397           0                 8,100
          Sol S. Weiner         6,732,397           0                 8,100
          Dennis L. Kessler     6,732,397           0                 8,100

      B) The firm of Altschuler, Melvoin and Glasser LLP was reappointed as the Company's independent auditors for 2001. Holders of Common Stock holding 6,733,897 cast their votes in favor, 6,000 votes were cast against, and 600 shares abstained from voting.

      C) An amendment to the Universal Automotive Industries, Inc. Share Option Plan was approved to increase the number of shares available for issuance to 1,400,000 from 700,000. Holders of Common Stock holding 4,330,551 cast their votes in favor of the amendment, 41,056 votes were cast against, and 2,368,890 shares abstained from voting.



ITEM 5 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit II - Computation of Earnings Per Share

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                             /s/ ARVIN SCOTT
                             ------------------------------------------------
                             Arvin Scott, Chief Executive Officer, President (Principal Executive Officer)

                             /s/ JEROME J. HISS
                             ------------------------------------------------
                             Jerome J. Hiss, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                             Date: August 20, 2001