Form 10-Q
period 2001-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2001-11-14
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to
                                                   ------  -----
                         Commission file number 0-25198

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                             36-3973627
        ---------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of November 13, 2001 was 7,844,059 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    Page (s)
                                                                                  -------

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  September 30, 2001 (Unaudited) and December 31, 2000                  3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months and nine months ended
                  September 30, 2001 and 2000                                           4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the nine months ended
                  September 30, 2001 and 2000                                           5 - 6

         Notes to Condensed Financial Statements (Unaudited)                            7 - 10

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                           10 - 12

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk                   12 - 13

PART II.  OTHER INFORMATION

   Item 1 - Not applicable to the Company in this Report.

   Item 2 - Changes in Securities and Use of Proceeds                                   13

   Item 3 - Not applicable to the Company in this Report

   Item 4 - Not applicable to the Company in this Report


   Item 5 - Not applicable to the Company in this Report

   Item 6 - Exhibits and Reports on Form 8-K                                            13 - 14

   Signatures                                                                           14

    EXHIBIT 11 - Computation of Earnings Per Share                                      15


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,2001  December 31, 2000
                                                                      -----------------  -----------------
                                                                          (Unaudited)
        Assets
Current Assets:
   Cash                                                                    $  2,896,671    $     56,127
   Accounts receivable, trade                                                17,151,661      14,592,188
   Inventories                                                               17,049,510      19,744,571
   Deferred income taxes                                                        578,000         578,000
   Prepaid expenses and other current assets                                    804,274         762,843
   Net current assets of discontinued operations                                      0         213,087
                                                                           ------------    ------------
                                                                             38,480,116      35,946,816
                                                                           ------------    ------------
Property and Equipment - continuing operations, net                           4,757,615       4,996,811
                                                                           ------------    ------------
Property and Equipment - discontinued operation, net                            800,000         800,000
                                                                           ------------    ------------
Other Assets:
   Goodwill, net                                                                489,751         521,690
   Deferred income taxes                                                        307,000         307,000
   Due from stockholders                                                        262,921         237,262
   Other assets                                                                 564,712         836,737
                                                                           ------------    ------------
                                                                              1,624,384       1,902,689
                                                                           ------------    ------------
                                                                           $ 45,662,115    $ 43,646,316
                                                                           ============    ============
   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                                 $ 12,932,446    $ 14,524,409
   Revolving loan indebtedness                                               19,287,620               0
   Subordinated debenture, current portion                                    1,500,000               0
   Long-term indebtedness, current portion                                      669,439         473,405
   Accrued expenses and other current liabilities                             3,335,932       3,850,668
   Net current liabilities of discontinued operation                            172,497               0
   Estimated loss on disposal of discontinued operation                         860,161         860,161
                                                                           ------------    ------------
                                                                             38,758,095      19,708,643
                                                                           ------------    ------------
Long-term Liabilities:
   Revolving loan indebtedness                                                        0      17,264,111
   Subordinated debenture                                                     2,964,375       4,430,625
   Long-term indebtedness, non-current portion                                  366,513         856,151
   Deferred income taxes                                                        206,339         217,174
                                                                           ------------    ------------
                                                                              3,537,227      22,768,061
                                                                           ------------    ------------
Minority Interest in Subsidiary                                                       0         450,000
                                                                           ------------    ------------

Stockholders' Equity:
   Preferred stock (authorized 2,000,000 shares,
$.01 par value, liquidation value of $2,800,000,
201,438 issued and outstanding)                                                   2,014               0
   Common stock (authorized 30,000,000 shares,
$.01 par value, 7,844,059 shares and 7,243,570
issued and outstanding at September 30, 2001
and December 31, 2000, respectively)                                             78,440          72,435
   Additional paid-in-capital                                                12,524,429       8,670,736
   Accumulated deficit                                                       (8,086,228)     (6,774,614)
   Accumulated other comprehensive losses                                    (1,151,862)     (1,248,945)
                                                                           ------------    ------------
                                                                              3,366,793         719,612
                                                                           ------------    ------------
                                                                           $ 45,662,115    $ 43,646,316
                                                                           ============    ============

The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                --------------------------------  -------------------------------

                                                        2001            2000             2001             2000
                                                        ----            ----             ----             ----
Net Sales                                          $ 18,160,436    $ 18,940,835    $ 54,188,292    $ 56,439,032
Cost of Sales                                        14,375,084      15,363,728      43,408,947      44,793,437
                                                   ------------    ------------    ------------    ------------
Gross Profit                                          3,785,352       3,577,107      10,779,345      11,645,595
Selling, General, and Administrative Expenses         3,385,346       3,397,384       9,763,932       9,985,385
Loss from Discontinued Operation                        337,475               0         679,662               0
                                                   ------------    ------------    ------------    ------------
Income from Operations                                   62,531         179,723         335,751       1,660,210
                                                   ------------    ------------    ------------    ------------
Other (Income) Expense:
   Interest expense                                     589,085         678,184       1,804,273       1,929,814
     Other                                              (97,119)         (2,006)       (156,910)        (56,464)
                                                   ------------    ------------    ------------    ------------
                                                        491,966         676,178       1,647,363       1,873,350
                                                   ------------    ------------    ------------    ------------

Loss before Provision (Benefit) for Income Taxes       (429,435)       (496,455)     (1,311,612)       (213,140)
Income Tax Provision (Benefit)                                0        (164,900)              0         (29,000)
                                                   ------------    ------------    ------------    ------------
Net Loss                                           $   (429,435)   $   (331,555)   $ (1,311,612)   $   (184,140)
                                                   ============    ============    ============    ============

Comprehensive Income (Loss):
     Net Loss                                      $   (429,435)   $   (331,555)   $ (1,311,612)   $   (184,140)
     Other Comprehensive Gain (Loss),
Foreign Currency Translation Adjustment                (203,948)         21,126          97,083          (5,313)
                                                   ------------    ------------    ------------    ------------
Comprehensive Income (Loss)                        $   (633,383)   $   (310,429)   $ (1,214,529)       (189,453)
                                                   ============    ============    ============    ============

Loss Per Share:

Basic                                              $      (0.06)   $      (0.05)   $      (0.18)   $      (0.03)
                                                   ============    ============    ============    ============
Diluted:
                                                   $      (0.06)   $      (0.05)   $      (0.18)   $      (0.03)
                                                   ============    ============    ============    ============

Weighted Average Number of Common Shares
Outstanding:
   Basic                                              7,697,944       7,036,563       7,489,009       6,914,194
   Common stock equivalents resulting
     from warrants and options                                0               0               0               0
                                                   ------------    ------------    ------------    ------------
   Diluted                                            7,697,944       7,036,563       7,489,009       6,914,194
                                                   ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   2001            2000
                                                                   ----            ----
Cash Flows from Operating Activities:
   Net Loss                                                    $(1,311,612)   $  (184,140)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization                                1,094,222        916,570
    Provision for bad debts                                        318,483        360,103
Effect of exchange rate changes                                     97,083         (5,313)
    Compensation expense for stock options                          29,700         29,700
    Stock issued for services                                       80,560         72,675
    Deferred income taxes and other                                 47,683        171,216
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                (2,877,956)    (3,517,742)
      Inventories                                                2,695,061        405,760
      Prepaid expenses and other current assets                     57,582       (120,290)
      Other assets                                                       0       (201,995)
      Accounts payable, trade                                     (991,963)     3,355,278
      Accrued expenses and other current liabilities              (614,736)      (484,694)
                                                               -----------    -----------
    Net cash provided by (used in) by operating
      activities from continuing operations                     (1,375,893)       797,128
    Net cash provided by (used in) operating activities from
      discontinued operations                                      309,674       (361,061)
                                                               -----------    -----------
    Net cash provided by (used in) operating activities         (1,066,219)       436,067
                                                               -----------    -----------

Cash Flows for Investing Activities -  purchase of
property and equipment                                            (674,843)    (1,198,412)
                                                               -----------    -----------

Cash Flows from Financing Activities:
Net increase in revolving loan indebtedness                      2,023,509        700,978
Proceeds from issuance of preferred stock                        2,800,000              0
Proceeds from issuance of preferred stock of subsidiary                  0        450,000
Principal payments on notes payable                               (319,265)      (422,390)
Proceeds from issuance of common stock from exercise of
options and warrants                                                 1,452        120,500
                                                               -----------    -----------
      Net cash provided by financing activities                  4,505,696        849,088
                                                               -----------    -----------
Net Increase in Cash                                             2,764,634         86,743
Cash, Beginning of Period                                          216,686         42,401
                                                               -----------    -----------
Cash, End of Period                                            $ 2,981,320    $   129,144
                                                               ===========    ===========

Cash of continuing operations                                  $ 2,896,691    $    86,907
Cash of discontinued operation (included with
  net current assets/liabilities of discontinued operation)         84,629         32,237
                                                               -----------    -----------
                                                               $ 2,981,320    $   129,144
                                                               ===========    ===========

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                       2001         2000
                                                                       ----         ----
Supplemental Disclosures of Cash Flow Information:

   Cash paid for interest                                           $1,805,890   $1,996,650
                                                                    ----------   ----------
    Cash paid for income taxes                                      $    8,230   $   41,000
                                                                    ----------   ----------



Supplemental Disclosure of Noncash Investing and
           Financing Activities:
Issuance of common stock for services                               $   80,560   $   72,675
                                                                    ----------   ----------
Debt incurred in connection with acquisition of
            fixed assets                                            $   74,014   $        0
                                                                    ----------   ----------


Conversion of accounts payable into equity                          $  600,000   $        0
                                                                    ----------   ----------

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

2.   INVENTORIES
                                     September 30, 2001
                                     ------------------
     Finished goods                      $ 13,906,159
     Work in process                          305,413
     Raw materials                          2,837,938
                                         ------------
                                         $ 17,049,510
                                         ============
3.   BASIS OF PRESENTATION

Net Income (Loss) Per Share
Warrants and options issued by the Company and convertible securities are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the nine months ended September 30, 2001, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
The Company's provision for income taxes for the three and nine months ended September 30, 2001 differed from the amount computed by applying the statutory tax rate to income (loss) before income taxes primarily due to an increase in the valuation allowance for deferred tax benefit.

Reclassification
Certain amounts reported in the 2000 condensed financial statements have been reclassified to conform to the 2001 presentation without affecting previously reported net income.

4.   DISCONTINUED OPERATIONS

As previously disclosed in Note 10 of the 2000 audited financial statements, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operation during the disposal period. The disposition was initially expected to occur by the end of 2000. For the three and nine months ended September 30, 2000, losses from the discontinued operation of $166,000 and $521,000, respectively were applied against the aforementioned reserve. The Company is actively engaged in attempting to sell the entire Hungarian operation and believes that it will do so by the end of 2001. Because the Company had not disposed of the Hungarian operation within one year of the decision to discontinue such operation, commencing in 2001, accounting principles generally accepted in the United States require that income or loss from such discontinued operations be included in the Statement of Earnings as a component of income or loss. Accordingly, a net loss of $337,000 ($0.04 per share) and $680,000 ($0.09 per share) was charged to expense for the three and nine months ended September 30, 2001, respectively.

5.   CONVERSION OF LIABILITIES TO EQUITY

The Company has completed a private offering of its common stock to certain of its key suppliers pursuant to which the Company has converted, at a slight discount to the public market price, approximately $500,000 of accounts payable to common stock. In June 2001, the Company converted $100,000 of the Company's remaining debt to the former owner of its Walkerton, Virginia friction plant into 47,847 shares of the Company's common stock.

6.   MINORITY INTEREST IN SUBSIDIARY

At December 31, 2000, the Company owned seventy-four percent (74%) of the outstanding capital stock of its eParts eXchange, Inc. ("EPX") subsidiary, which is engaged in internet-based sales of automotive parts. The Company has entered into exchange agreements with the minority holders of preferred stock in EPX, exchanging its common stock for EPX preferred stock based upon a $2.00 per share value of the Company's common stock in exchange for the preferred stock valued at the original paid-in capital for the preferred stock. $350,000 in stock value was issued in the first quarter of 2001 and the remaining $100,000 of stock value was issued on September 30, 2001.

7.   CAPITAL INVESTMENT

On August 29, 2001, the Company closed a definitive agreement ("Agreement") with an affiliate of Wanxiang America Corporation and has issued 201,438 shares of Series A Preferred Stock ($0.01 par value), convertible into 2,014,380 shares of common stock, subject to standard weighted average anti-dilution protection, and representing approximately 21% of the Company's capital stock on a post-closing basis, in exchange for $2,800,000 in cash. The stock carries no dividend, but has an 8% per annum compounding liquidation preference.

The Agreement provides Wanxiang with one-year warrants to purchase up to 800,000 shares of common stock at $2.00 per share and 800,000 shares of common stock at the greater of $2.00 per share or 90% of the rolling average public market price for the Company's shares. It also provides Wanxiang with a "Default Warrant" which would be triggered in the event of the Company's default of certain covenants, representations or warranties to Wanxiang; the Default Warrant provides Wanxiang the right to purchase up to 2,500,000 shares of the Company's common stock at the greater of 150% of book value or at a per share price based on a formula tied to six times EBITDA of the Company. The common stock issuable on conversion of the preferred stock or exercise of the warrants will be registrable pursuant to a registration rights agreement. The Agreement further provided for a shareholders' agreement whereby in the event the Default Warrant is exercised, Wanxiang would receive a proxy to vote a corresponding percentage of the shares held by the Company's two largest shareholders, Arvin Scott and Yehuda Tzur, as well as certain rights of first refusal with respect to off market sales of their shares. In addition, the Agreement calls for a long-term supply agreement whereby Wanxiang will be provided a right of first refusal to source on competitive terms the products purchased by the Company in China.

The Agreement contains a "put" right, that enabled Wanxiang to effectively put back its shares for a return of its funds, and to terminate the various agreements covered by the Agreement, in the event the Company was unable to demonstrate within 90 days following closing that Nasdaq confirmed that the Company has corrected its net tangible asset deficiency to Nasdaq's satisfaction. On October 16, 2001, the Company was notified by Nasdaq's Listing Qualification Panel that it was in compliance with Nasdaq's minimum net tangible capital requirement; therefore, the "put" right lapsed (subject to Nasdaq's right to review the Panel's decision within 45 days of the decision) and the Company classified the proceeds as cash and the preferred stock as a component of stockholders' equity.

8.   LASALLE INDEBTEDNESS

At September 30, 2001, the Company was not in compliance with some of its financial covenants under its Credit Agreement with LaSalle Bank, NA. On August 8, 2001, LaSalle informed the Company that it would waive such non-compliance and reset certain covenants subject to the Company increasing its stockholders equity by $1 million. LaSalle also agreed to extend the expiration date of the Credit Agreement one year to May 1, 2003 subject to the extension or refinance of the $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. The Company has completed the equity raise with Wanxiang (Note 7) and has completed the refinancing of the FINOVA subordinated debenture (Note 9). The Company has classified the LaSalle indebtedness as a current liability until the waiver documentation is competed.

9.   SUBORDINATED DEBENTURE

On October 31, 2001, the Company completed a restructuring of a $4.5 million subordinated debenture held by FINOVA Mezzanine Capital Inc. The principal amount of the debenture was reduced to $1.5 million and the interest rate was reduced to 7% from 12.25%. Under the restructuring, Universal made a cash payment of $1 million to FINOVA, representing a prepayment on the subordinated debenture held by FINOVA, plus accrued interest. In addition, Universal issued 100,000 shares of Series B Preferred Stock ($0.01 par value), of approximately $2,000,000 to FINOVA, which are convertible into 1 million shares of Universal's common stock, subject to standard weighted-average anti-dilution protection. As part of the restructuring, FINOVA surrendered to Universal 279,260 shares of common stock, and warrants to purchase an additional 1.125 million shares of common stock at exercise prices ranging from $1.12 to $1.58. In addition, the debenture was amended to provide for Universal's making five additional principal payments, each in the amount of $100,000, beginning 45 days from the date of the closing, and the due date of the debenture was extended to July 11, 2005 from an original due date of July 11, 2002. Universal provided FINOVA with registration rights with regard to the shares of common stock into which the shares of Series B Preferred Stock are convertible. Due to the completion of the restructuring, the Company classified $1,500,000 of the debenture at September 30, 2001 as current that is equivalent to the $1,000,000 cash payment plus the five $100,000 principal payments due within one year.


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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     Net sales for the three months ended September 30, 2001 were $18,161,000, a decrease of $780,000 or 4.1% from third quarter 2000 sales of $18,941,000. Sales growth of the basic brake parts business has been hampered by caution on the part of our customers as they react to continued weakness throughout the economy. We also reacted to competitor's pricing moves as they sought to gain market share. However, our non-brake commodity business was stronger in the third quarter of 2001 as compared to the third quarter of 2000.

     Gross profits for the three months ended September 30, 2001 were $3,785,000 or 20.8% of net sales compared to $3,920,000 or 20.7% in the same period of 2000 (excluding $343,000 of one-time costs related to the start-up of the Virginia friction manufacturing facility incurred in the third quarter of 2000). The decrease in gross profit is attributable to lower sales volume.

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 increased by $152,000 or 4.7% to $3,385,000 from $3,233,000 for the same period in 2000 (excluding $164,000 of costs related to the start-up of our e-commerce initiative incurred in the third quarter of
2000). The increase was due primarily to marketing allowances to customers.

     Included as an other operating expense for quarter ended September 30, 2001 is the loss of $337,000 from the discontinued Hungarian foundry (see Note 4 of Notes to Condensed Financial Statements).

--------
1 (1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

     Other expense for the three months ended September 30, 2001 decreased by $184,000 to $492,000 from $676,000 for the same period of 2000. The decrease was due primarily to lower interest expense as bank lending rates decreased steadily during the third quarter.

        There was no benefit for income taxes for the three months ended September 30, 2001 as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss.

     Net loss for the quarter ended September 30, 2001 was $429,000 compared to net loss of $332,000 for the same period in 2000. This decrease in profitability is due to factors set forth before, particularly reduced sales and gross profit margin and inclusion of the loss from discontinued operations in 2001 earnings of $337,000 ($0.04 per share) that was offset in part by reduced interest expense.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net sales for the nine months ended September 30, 2001 was $54,188,000, a decrease of $2,251,000 or 4.0% from the same 2000 period. Most of this decrease was experienced in the first quarter of 2001 (8.4% less that the first quarter of 2000); the quarter where we and the automotive aftermarket experienced decreased activity. In addition, we did not repeat a large new customer opening inventory roll-out as was the case in the first quarter of 2000. Second quarter 2001 sales were essentially flat as compared with the second quarter of 2000 and third quarter 2001 sales were 4.1% less that the same 2000 quarter. During the nine-month period, we responded to competitors' pricing actions as they sought to maintain sales volumes in the face of a soft aftermarket.

     Gross profits for the nine months ended September 30, 2001 decreased $1,663,000 or 13.4% to $10,779,000 from $12,442,000 for the same nine-month period in 2000 (excluding $796,000 of one-time costs related to the realignment of our Canadian friction manufacturing facility and the start-up of the Virginia friction facility incurred in the nine-month period ended September 30, 2000). Before the effect of the one-time costs in 2000, the gross profit margin percentage for the nine-month period was 19.9% compared to 22.0% for the same 2000 period. This decrease was due to more competitive pricing, and underabsorption of manufacturing costs, particularly in the first quarter, associated with the relocation of our rotor machining facility from Texas to Missouri as the Texas facility was wound down and the Missouri facility was ramped up.

     Selling, general and administrative expenses for the nine months ended September 30, 2001 were $9,764,000, a decrease of $44,000 or 0.5% from $9,720,000 for the same period in 2000 (excluding $265,000 of costs related to the start-up of our e-commerce business incurred in the nine-month period ended September 30, 2000). The decrease was due primarily to reduced personnel and other internal costs offset by increased freight costs of shipments to customers especially in the first quarter of 2001.

     Included as an other operating expense for nine-month period ended September 30, 2001 is the loss of $680,000 ($0.09 per share) from our discontinued Hungarian foundry (see Note 4 of Notes to Condensed Financial Statements).

     Other Expense for the nine months ended September 30, 2001 decreased by $226,000 to $1,647,000 from $1,873,000 for the same period of 2000 due primarily to a net decrease in interest cost. Interest expense on higher average borrowings were more than offset by reductions in interest rates.

     There was no benefit for income taxes for the nine months ended September 30, 2001 as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss.

     For the nine-month period ended September 30, 2001, net loss was $1,312,000 compared to net loss of $184,000 for the nine months ended September 30, 2000. The principal reasons for decreased profitability were the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities from continuing operations for the nine months ended September 30, 2001 was $1,376,000 compared to net cash provided by operating activities from continuing operations of $797,000 for the same period of 2000. $2,878,000 of cash was required to finance growth in accounts receivable and $992,000 of cash was used to reduce accounts payable. The accounts receivable growth was due in part to an abnormally low accounts receivable balance as of December 31, 2000 which was a result of poor sales in the fourth quarter of 2000. This cash used was partially satisfied through cash generated from earnings after non-cash items ($356,000) and a substantial decrease in inventory ($2,695,000).

     Net cash used in investing activities was $675,000, which is attributable to the acquisition of various tooling, manufacturing equipment, and computer equipment, particularly in connection with the relocation of our rotor machining facility from Laredo, Texas to Cuba, Missouri, and upgrade of our friction manufacturing facilities.

     Net cash provided by financing activities was $4,506,000, consisting primarily of borrowings under our revolving credit agreement and proceeds from the issuance of 201,438 shares of Series A Preferred Stock (Note 7 of Notes to Condensed Financial Statements) net of normal payments of $319,000 on our term debt and capital leases.

     The increase in cash is due primarily to the proceeds of the issuance of the Series A Preferred Stock (see Note 7 to Notes to Condensed Financial Statements). Subsequent to September 30, 2001, we used $1,000,000 of the proceeds to make the payment to FINOVA (as described in Note 9 to Notes to Condensed Financial Statements) and used the balance of the proceeds to reduce the amount outstanding on the revolving loan indebtedness. We expect to continue to finance our operations through cash flow generated from operations, borrowings under bank lines of credit, and credit from our suppliers. See also
Note 8 to Condensed Financial Statements related to the LaSalle Bank indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We have previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At September 30, 2001, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 12.25% on the subordinated debenture is approximately equal to the current rate available for similar debt (which interest rate was reduced to 7% effective October 31, 2001). Accordingly, the fair value of this debenture approximates its carrying value.




PART II  OTHER INFORMATION

ITEM 1 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2001, we sold shares of our Common Stock (the "Shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). During the quarter, we issued 286,842 common shares pursuant to agreements with suppliers who agreed to receive common stock in exchange for cancellation of $500,000 of accounts payable owed to the suppliers by us (see Note 5 of the Notes to Condensed Financial Statements). As described in Note 6 of the Notes to Condensed Financial Statements, we issued 50,000 common shares valued at $100,000 to a person pursuant to an exchange agreement whereby preferred shares of our subsidiary eParts eXchange, Inc. are exchangeable for our common shares based on a value of $2.00 per share.

     The Company issued 201,438 shares of Series A Preferred Stock for proceeds of approximately $2,800,000 (see Note 7 of Notes to Condensed Financial Statements).

     The Company increased the number of authorized shares of Common Stock to 30,000,000 shares from 15,000,000 shares and the number of authorized shares of Preferred Stock to 2,000,000 shares from 1,000,000 shares.

     We did not use the services of any finders or securities broker-dealers in connection with the issuance of these shares. We believe that all Shares issued in these transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.
ITEM 4 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.
ITEM 5 IS NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit 11 - Computation of Earnings Per Share

b) The Company filed a Report on Form 8-K on September 6, 2001 wherein it disclosed information under Item 5, Other Events.





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

                   Date: November 14, 2001