Form 10-K405/A
period 2000-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2001-12-10
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 TO
                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                             Commission File Number
                                    0-25198

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               36-3973627
                 --------                               ----------
          (State of Incorporation)             (IRS Employer Identification No.)

11859 South Central Street, Alsip, Illinois                60803
-------------------------------------------                -----
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (708) 293-4050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Units (One share Common Stock
and one Warrant)                       Not listed for trading
-------------------------------------  ----------------------
                                       The Chicago Stock Exchange,
Common Stock, $0.01 Par Value          Nasdaq SmallCap Market
-------------------------------------  ---------------------------
                                       The Chicago Stock Exchange,
Redeemable Common Stock Purchase       Nasdaq SmallCap Market
Warrants                               ---------------------------
-------------------------------------

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
Yes  X     NO
    ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of April 12, 2001, was approximately $6,813,390.

         The number of shares of registrant's Common Stock, par value of $0.01 per share, outstanding as of April 12, 2001 was 7,438,870 shares.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed:

     23  Amended Consent of Altschuler Melvoin & Glasser LLP

     (b) Reports on Form 8-K

     The Company filed no reports of Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                                        By: /s/ Arvin Scott
                                            ------------------------------------
                                            Arvin Scott, Chief Executive Officer

Date:   December 10, 2001