Form 10-K
period 2001-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2002-04-01
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 2001

| |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                             Commission File Number
                                     0-25198

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    36-3973627
  ------------------------                   ---------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

11859 South Central Street, Alsip, Illinois                60803
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (708) 293-4050

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                     Name of each exchange on
                                                which registered
Units (One share Common Stock
and one Warrant)                                Not listed for trading
-----------------------------------------       --------------------------------

Common Stock, $0.01 Par Value                   Nasdaq SmallCap Market
-----------------------------------------       --------------------------------

Redeemable Common Stock Purchase Warrants       Nasdaq SmallCap Market
-----------------------------------------       --------------------------------

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

Yes |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 15, 2002, was approximately $21,785,515.

      The number of shares of Registrant's Common Stock, par value of $0.01 per share, outstanding as of March 15, 2002 was 8,220,949 shares.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I............................................................................................    1
        Item 1.  Business.........................................................................    1
        Item 2.  Properties.......................................................................   19
        Item 3.  Legal Proceedings................................................................   19
        Item 4.  Submission of Matters to Vote of Security Holders................................   19

PART II...........................................................................................   20
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............   20
        Item 6.  Selected Financial Data..........................................................   22
        Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................   24
        Item 7A. Quantitative and Qualitative Disclosure About Market Risk........................   30
        Item 8.  Financial Statements and Supplementary Data......................................   30
        Item 9.  Changes in and Disagreements With Accounting and Financial Disclosure............   31

PART III..........................................................................................   31
        Item 10. Directors and Executive Officers of the Registrant...............................   31
        Item 11. Executive Compensation...........................................................   33
        Item 12. Security Ownership of Certain Beneficial Owners and Management...................   39
        Item 13. Certain Relationships and Related Transactions...................................   41

PART IV...........................................................................................   43
        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................   43

                                     PART I

ITEM 1. BUSINESS(1)

OVERVIEW

      Our primary business is the manufacturing and marketing of brake parts, including brake rotors, drums, disc brake pads, brake shoes and hydraulic parts for the estimated 2.3 billion * dollar automotive brake part aftermarket. About 90% of our revenues come from the sale of brake parts. The remaining 7% of our revenues come from our wholesale commodity business in which we buy and sell fast moving automotive parts such as spark plugs, headlights, motor oils, etc. Typically, the margin in the commodity business is substantially less then the brake business. We manufacture over 90% of our friction products, 40% of brake drums and rotors (measured in revenues) and market the balance of our brake rotors, drums and all our hydraulic parts. An estimated 75% of our sales are marketed under our customer's private labels and the balance of our sales under our brands i.e. Ultimate and UBP trademarks.

                                   REVENUES*

                                  [PIE CHART]


                       Drums and Rotors              61%
                       Friction                      30%
                       Commodities                    7%
                       Hydraulics                     2%


----------
      (1) Some of the statements included in Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

            Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices, as they relate to forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

      *According to Frost and Sullivan 2000 Report.

      We operate two friction plants, an 83,000 square foot disc pad plant located in Brampton, Ontario and a 70,000 square foot brake drum lining and brake shoe remanufacturing plant in Walkerton, Virginia. Our friction business has experienced substantial growth since we acquired our first friction plant in September 1996. Unlike the brake rotor and drum product group, there is no material competition from offshore friction suppliers. We believe the barrier to entry in the friction category is significant due to the following reasons: (i) building brand acceptance is difficult due to safety related concerns; (ii) capital requirements are intensive; (iii) friction formulations are usually patented or highly classified; and (iv) the business is an art as much as a science and requires highly experienced management. Our first plant in 1996 was located in a 17,500 square foot facility. Today we have 140,000 square feet dedicated to the friction manufacturing business. To further supplement growth in this category, we recently entered into a letter of intent with Creative Friction, LLC ("Creative Friction"), a manufacturer of ceramic and high performance disc pads, regarding a strategic alliance under which we will have the exclusive purchasing rights to buy product from Creative Friction, subject to certain terms and conditions and to obtain an option to purchase its assets.

      We operate a 50,000 square foot brake rotor manufacturing plant in Cuba, Missouri. We believe that in order to satisfy the customer's request for maximum quality at the most competitive economics, we must have the flexibility to manufacture or source brake rotors and drums. We believe the brake rotors we manufacture in the USA are superior in quality and value to the same parts supplied through plants located in China. We believe that our US manufactured brake rotors "add value" to our customer relationships and are provided with a competitive edge over competitors who are exclusively marketers of brake drums and rotors. We also believe that we have improved our ability to source product in China through our recent strategic relationship with Wanxiang America Corporation, China's leading auto parts supplier to the OEM and aftermarket. See further detail regarding our relationship with Wanxiang America Corporation under "Line of Credit and Recent Financings."

      The trend over the last year has favored growth in the private label segment as customers choose to support their own brands. We believe there has been a shift over the last several years by national buying groups and retailers to build their brand equity as opposed to supporting the Big Three (Dana, Federal-Mogul and Honeywell) brands. This shift in customer preference supports our business model. Our interests run parallel to the customer's since our primary focus is to support our customer's private label as opposed to building market share for our brand.

      We have positioned ourselves as one of the only viable alternatives to the Big Three brake companies. Our other competitors specialize primarily in one brake category which makes it more difficult for a customer to manage (one supplier for each category) from a marketing, supply and inventory management function. The success of our business model can be demonstrated through the expansion of approved product lines with existing national buying groups such as Parts Plus, National Pronto Association and Independent Auto Parts Association, in which we are an approved supplier for two or more brake categories.

INDUSTRY BACKGROUND

      Braking Systems. There are two primary types of braking systems for cars and light trucks. The first is a drum brake system, in which the braking action is created by a brake shoe being forced outward against the inside of a rotating drum. The second, and newer, system is a disc braking system, in which the braking action is created by two brake pads squeezing a rotor. Each vehicle has either one drum or one rotor at each wheel. In either case, the braking is initiated by the driver's pressing a brake pedal, which causes a master cylinder to compress fluid in the vehicle's braking system, which, in turn, causes the fluid pressure to pass through a brake line to a hydraulic system which causes the action of the brake shoes in a drum system or brake pads in a disc system.

      Distribution in the Aftermarket. The ultimate consumers for automotive aftermarket products can be divided into two primary categories. The first category consists of customers who choose to have their cars repaired at a commercial service establishment, such as a service station, repair shop or car dealer, and is known as the "installer segment." Customers in the second category, the "do-it-yourself" segment, are those customers who choose to make the repairs themselves.

      Traditionally, many car parts have been distributed though a system under which products are sold from manufacturers to warehouse distributors, who then sell to "jobbers," who in turn sell to installers and consumers. We believe that in recent years there has been an industry shift away from the traditional channels of distribution toward alternative distribution channels, including manufacturers who sell parts to mass market retailers who serve do-it-yourself customers, and manufacturers who sell parts to warehouse distributors, who sell directly to installers that provide repair and installation services. We believe the traditional warehouse jobber distribution system has suffered, and may continue to suffer, some erosion of total market share as a result of the expansion of these alternative distribution channels, particularly as a result of the increased presence in the marketplace of the mass-market retailer. However, we believe that these shifts in distribution channels will benefit us, as our principal brake parts customers include these mass market retailers.

      Frost & Sullivan estimates that sales of brake parts in the United States' aftermarket for passenger cars, sports utility vehicles and light trucks totaled $2.34 billion in sales in 1999. This market grew by an estimated 4% in 1999, according to Frost & Sullivan.

      We believe the demand for aftermarket brake parts, particularly value line parts, will continue to grow because of the following factors:

      - An increasing number of vehicles on the road. New car sales were strong from 1998 through 2000; we expect vehicles sold during this time period to require replacement parts in 2003 to 2005.

      - An aging vehicle population, which creates the need for more replacement parts. In 1999 the average age of a vehicle in the United States was 9.3 years old.

      - Increased production of front wheel drive vehicles, which create more wear on brake parts than rear wheel drive vehicles. Over 70% of all new vehicles are designed with front wheel drive.

      - A trend toward the use of affordable replacement brake rotors rather than resurfacing existing rotors. Historically, due to the high cost of new rotors, consumers and installers generally chose to resurface brake rotors rather than purchase replacement rotors. However, due to the availability of lower-cost replacement rotors, in recent years, consumers and installers are increasingly choosing to purchase replacement rotors.

      - Modern design innovations, including the automotive industry's shift to the production of an increased number of lighter-weight rotors and metallic brake pads. The newer metallic brake pads are abrasive and wear rotor surfaces much faster than the non-metallic pads used in the past. Lighter weight rotors are less costly than heavier rotors, and, when the rotors have worn down, it is generally more cost effective to discard rather than refurbish them.

      We believe the private label market category will continue to grow, as customers are looking for the best value for their dollar, and often will not pay extra for premium-priced products. In response to these consumer preferences, mass-market retailers have grown in popularity and increasingly seek to sell private label parts. In addition, we believe distributors will increase their purchases of private label parts as a means of improving their profit margins.

OUR STRATEGY

      Our strategy is to capitalize on the increasing demand for brake parts by expanding our brake parts manufacturing and distribution business. We believe that we can implement our expansion strategy by:

      - Leveraging our existing customer base by marketing additional brake categories and new premium friction products;

      - Continuing to address the growing demand for customers' private labels across all of our product lines;

      - Providing "maximum value," i.e., the highest quality for the lowest cost;

      - Considering acquisitions of other specialty brake parts distributors;

      - Building further brand recognition through our line of Ultimate brand brake parts, which is a premium product line; and

      - Launch a ceramic disc brake pad product either through our strategic alliance with Creative Friction, LLC or through internal product development.

PRODUCTS

      The brake parts we sell can be divided into three main categories: drums and rotors; friction parts; and hydraulic parts. The friction category of parts consists of brake shoes for drum systems and brake pads for disc systems. Cylinders and brake hoses are examples of hydraulic parts. We manufacture some of these parts and act as a distributor for others. We market approximately 25% of our products under our trademarks, Universal Brake Parts, or UBP, and to a lesser extent, Ultimate, and the remainder under our customers' private labels. We manufacture disc brake rotors in our Cuba, Missouri facility, and formulate and manufacture disc brake pads at our North American Friction plant, located in Toronto, Canada. At our plant in Walkerton, Virginia, we manufacture brake pads, brake shoes and drum brake lining. The hydraulic parts we sell are all purchased from suppliers.

      We supply value line brake parts, i.e., parts sold at prices below those of certain leading national brand name parts, to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America. Many of our competitors specialize in only one category, such as friction parts or drums and rotors. By offering a full line of products in several categories, we believe we have an advantage over those competitors offering products in fewer categories, in light of the industry trend towards consolidation of the number of suppliers of products.

WHOLESALE PRODUCT OPERATION

      We conduct a wholesale product operation from our headquarters facility in Alsip, Illinois, purchasing automotive items such as spark plugs, motor oil and freon, in large volume, at below market prices, and reselling these products at slightly higher prices. We make large-volume purchases of products on the open market, generally buying from domestic and foreign manufacturers and other warehouse distributors, and reselling these products to other warehouse distributors, mass market retailers and jobbers. These operations, while historically profitable, result in gross margins that are significantly lower than gross margins from our other operations. For the years ended December 31, 1999, 2000 and 2001, excluding sales from our Hungarian foundry, net sales from our wholesale product operations accounted for approximately 10%, 7% and 8%, respectively, of our total net sales, and 5%, 4% and 5%, respectively, of our total gross profits.

MARKETING AND DISTRIBUTION

Marketing

      We organize our marketing operations around two principal customer groups: traditional aftermarket warehouse distributors and mass market retailers.

      Private Label Brake Parts Customers. The majority of our products, 75%, are sold under our customers' private brand label. Most aftermarket distributors are members of national buying/marketing groups and have developed their own private brand labels.

      We supply one or more brake product lines to the following marketing groups under the group's private label: National Pronto Association; IAPA; APA and Aftermarket Auto Parts Alliance. We also supply national retailers such as Advance Auto Parts, Discount Auto Parts and O'Reilly's under their private brand label.

      UBP Branded Product Customers. Customers such as Pep Boys, Murray's Discount Auto Parts and the RPM Group purchase brake parts from us under our "UBP" or "Ultimate" branded labels.

      National Franchise and Chain Installers. We market brake parts, most of which are private label, to national franchise and chain installers, through telemarketing operations conducted from our headquarters facility located in Alsip, Illinois. In some cases, national franchise and chain installers, or dealer associations of which they are members, negotiate supply contracts with preferred suppliers and either encourage or require their franchisees or members to purchase from the preferred suppliers. We are a preferred supplier to Meineke Shops.

      Sales/Marketing. We employ five full-time sales personnel and a director of marketing. Our Senior Vice President of Sales manages our independent sales representative network and other marketing efforts.

      We believe we have retained some of the best independent sales representatives across the country. These representatives assist us with direct sales effort, customer field work, trade shows and other marketing and sales activities. These independent sales representatives are compensated on a commission basis. Agreements with our independent sales representatives may be terminated at any time by either party, upon notice.

Distribution

      We seek to provide rapid delivery of a wide variety of brake parts to our customers. We operate a 263,000 square foot distribution center at our headquarters facility located in Alsip, Illinois. We also have a 28,000 square foot distribution facility in Southern California. We generally are able to fulfill customer orders quickly, as the industry demands, and, therefore, typically do not have a large order backlog. We generally deliver orders to our brake parts customers within four to five days from the time the order is placed. In addition, we seek to maintain high fill rates for orders, and, accordingly, do not generally have a large number of back orders. Customers may place their stock orders by telephone, electronically or by facsimile. Deliveries are made from all warehouses, almost exclusively by common carrier.

MANUFACTURING

      In 2001, we relocated our rotor machining facility from Laredo, Texas to Cuba, Missouri, which is closer to our source of supply of castings and our primary distribution center in Alsip, Illinois, to reduce our costs. The Cuba facility has a capacity to machine approximately 750,000 rotors on a two-shift basis.

      In 1996, we acquired North American Friction, which at the time occupied a 17,000 square foot facility near Toronto, Ontario. Today, as a result of significant growth in the sales of friction products since we entered that market segment, North American Friction occupies an 79,000 square foot facility in suburban Toronto, Ontario. We now offer a full line of friction grades in both riveted and integrally-molded disc brake pads. North American Friction was awarded ISO 9001 certification in July 1999.

      We acquired Total Brake Industries' assets in November 1999 and operate these assets from a 77,000 square foot leased facility in Walkerton, Virginia. This facility remanufactures brake shoes and brake shoe lining for use in this remanufacturing process. In addition, we sell drum brake shoe lining to third party customers. We are considering outsourcing the remanufacturing of brake shoes to an entity in China through our relationship with Wanxiang Group Corporation which we believe will significantly reduce our cost of remanufacturing. As the result of a letter of intent we signed in December 2001, which is summarized in "Suppliers and Raw Materials" below, we are in negotiations to obtain an option to acquire exclusivity on all production and an option to acquire all of the assets of Creative Friction, LLC, a manufacturer of high-end ceramic disc brake pads located in Phoenix, Arizona.

SUPPLIERS AND RAW MATERIALS

Suppliers

      We centralize product selection and purchasing functions for our warehouse distribution business at our headquarters located in Alsip, Illinois. Most of the drums, rotors and hydraulic parts we sell are purchased from a variety of suppliers. We manufacture the vast majority of the friction parts that we sell. Currently, of the drums, rotors and hydraulic parts we purchase, approximately 70% are manufactured in the Peoples Republic of China and the remainder in Taiwan, Italy, Canada and the United States.

      In connection with a transaction under which we issued 201,438 shares of Series A Preferred Stock to Venture Equities Management, Inc., an affiliate of Wanxiang America Corporation and Wanxiang Group Corporation, one of the leading manufacturers of automotive parts in the Peoples Republic of China, we entered into a supply agreement with Wanxiang America Corporation. Under the supply agreement, we agreed to make annual purchases of parts from Wanxiang America Corporation totaling $5,000,000, provided the prices of the products we purchase from Wanxiang America are substantially comparable to the prices charged by other suppliers in the Peoples Republic of China for similar products. In the event we do not purchase $5,000,000 in products from Wanxiang America in a year, we are obligated under the agreement to pay Wanxiang America 20% of the difference between $5,000,000 and the amount we have paid to Wanxiang America for products during the year. The agreement provides Wanxiang America with a right of refusal with respect to products we seek to purchase from other suppliers located in the Peoples Republic of China. The supply agreement has an indefinite term, but can be terminated by Wanxiang America at any time and by us if Wanxiang America materially fails to perform its obligations under the agreement, or if the number of shares of our common stock underlying the shares of Series A Preferred Stock owned by Venture Equities Management falls below a specified level.

      On December 17, 2001, we entered into a non-binding letter of intent with Creative Friction, LLC, a manufacturer of disc brake pads located in Phoenix, Arizona, with regard to a manufacturing supply agreement. Creative Friction operates a new, state-of-the-art facility which is fully automated and which uses proprietary German manufacturing technology designed to service both the original equipment market and the aftermarket. In connection with the execution of the letter of intent, we agreed to issue to Creative Friction 37,500 shares of our common stock, having a value at the time of approximately $137,000, in exchange for an agreement on the part of Creative Friction to negotiate exclusively with us between the date of the letter of intent and February 22, 2002. This agreement has been subsequently extended until April 1, 2002.

      Some of our suppliers may provide a majority or all of our requirements for a particular product or product subcategory. However, we believe that the loss of any one or more of our suppliers would not have a material adverse effect on us and that alternative sources of supply are readily available at comparable prices in all product categories. We believe that our relationships with our suppliers are good.

      The International Trade Commission has ruled that rotor sales from China materially injured U.S. rotor manufacturers. As a result of this determination, the U.S. Customs Service has imposed anti-dumping duties on some Chinese suppliers. These duties can be reviewed annually if requested by a Chinese manufacturer or by a U.S. brake rotor manufacturer and depending on the results of the review, the tariff may be decreased or increased. The dumping duties are plant specific and are retroactive to the importer of record. However, we are not the importer of record for this purpose and, therefore to date have not been affected by dumping duties.

Raw Materials

      The main components used in our brake rotor manufacturing operations are iron castings. We primarily purchase castings from Waupaca Foundry, Inc.
The prices of castings fluctuate based on the scrap metal and energy costs. In the most recent three-year period, these prices have generally stayed within a range of 10% below to 10% above the price at the beginning of the period. In addition to Waupaca Foundry, we purchase castings from a foundry in Canada. Although we believe that we have developed good relationships with the foundries that supply our iron castings, any of these foundries could discontinue producing these castings for us at any time.

      We believe that the number of foundries equipped to produce iron castings such as the ones used by us in our manufacturing operations is limited. The loss of any major foundry as a supplier of iron castings and our inability to identify new foundries for the production of iron castings in a timely manner could have a material adverse effect on our business. In addition, we cannot assure you that the foundries currently producing our iron castings will be able to accommodate the anticipated expansion of our manufacturing capabilities. We are continuously seeking to locate additional foundries that would be suitable for the production of our iron castings.

CORPORATE HISTORY

      Our wholly-owned subsidiary, Universal Automotive, Inc., an Illinois corporation, began operations in 1981 as a warehouse distributor of a wide variety of automotive aftermarket replacement parts servicing the Chicagoland area. We were incorporated in Delaware in January 1994 to act as the holding company for several subsidiaries. In the early 1990's, we started shifting our focus to the brake parts segment of the business, and in 1996 we elected to discontinue our non-brake parts warehouse distributor operations due to the lower margins and declining growth prospects of this segment of the business. We currently conduct our business through the following subsidiaries:

      -     Universal Automotive, Inc.;

      -     Universal Brake Parts, Inc., an Ontario, Canada corporation; and

      -     Universal Automotive of Virginia, Inc., a Virginia corporation.

      We have discontinued the operations of two other subsidiaries. The first is eParts eXchange, Inc., which was unsuccessful in developing a business-to-business online exchange for automotive aftermarket parts. We have consolidated the telemarketing and outbound e-mail operations of eParts eXchange into our core business. The second subsidiary is UBP Hungary, Inc., a Delaware corporation, which we own and which owned UBP Csepel Iron Foundry, Kft., a Hungarian corporation, which operates a foundry in Budapest, Hungary. We sold our ownership interest in UBP Csepel as of December 31, 2001. See "Business -- Discontinued Operations." Our principal executive offices are located at 11859 South Central, Alsip, IL 60803, and our telephone number is (708) 293-4050.

DISCONTINUED OPERATIONS

      We have discontinued operations in two areas in order to focus on our core business of manufacturing and distributing brake parts. The first area in which we have discontinued operations is that of our business-to-business online auto parts exchange. This business has been operated through a subsidiary which we formed in December 1999 known as eParts Exchange, Inc., or "EPX." The EPX website was activated in August 2000. However, in January 2001 we decided to terminate the operations of the online exchange.

      The second area in which we have discontinued operations involves our Hungarian foundry. UBP Hungary, Inc., our wholly-owned subsidiary, acquired the assets of Csepel Iron Foundry Works, a producer of iron and iron casting products located in Budapest Hungary, in October 1995. This business was operated through UBP Csepel, Iron Foundry, Kft., a Hungarian corporation and second-tier subsidiary of ours. We decided to exit the foundry business in 1999 due to continuing losses at the foundry and our belief that our stable relationship with Waupaca Foundry eliminated the need to develop an in-house capacity for manufacturing rotor castings. In our 1999 financial statements, we wrote down the carrying value of the foundry property to its estimated net realizable value. We also provided a reserve for costs of disposal and losses of the foundry before its disposal or liquidation.

      Our subsidiary, UBP Hungary, Inc., sold its ownership interest in UBP Csepel, Iron Foundry, Kft. to Euro-Industrial Limited, LLC, as of December 31, 2001, for $100,000, paid with a promissory note. Also in connection with the sale, several instruments evidencing debt owed by UBP Csepel to UBP Hungary, our subsidiary, were replaced by a single promissory note in the amount of $728,000. Under the terms of the promissory note for the purchase price, the $100,000 is to be paid in quarterly installments beginning in April 2002 and ending in January 2003. This note does not bear interest unless there is a default under the note. The $728,000 promissory note is to be repaid in monthly installments beginning in November 2003 and ending in October 2006. This promissory note bears interest at the rate of 6.5% per year.

      The amount of the gain on the sale is subject to substantial uncertainty, because the proposed payments will be made over time and the proposed purchaser is not well capitalized. Accordingly, we have discounted the value of the note and are carrying it on our balance sheet at a value of approximately $72,000.

COMPETITION

      Our markets are highly competitive and we compete primarily on the basis of service, price, inventory availability, delivery time and responsiveness. We offer a full line of brake parts with the exception of brake calipers. We compete directly with other companies that offer full or multiple product offerings as well as single category value line distributors. We believe our complete product offering gives us an advantage over single line competitors and, thus, an attractive alternative to the full line "Big Three" competitors.

      According to Frost & Sullivan, a leading industry analyst, the big three brake companies, Dana Corporation (Raybestos), Federal-Mogul (Wagner Brake Products) and Honeywell (Bendix) comprised an estimated 70% of the brake parts aftermarket in 1999. We believe the high concentration of business among the big three favors the Company for the following reasons:

      1. Federal-Mogul accounts for the second largest share of the aftermarket brake business, a 20% market share, and voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in October 2001.

      2. Honeywell, a 10% market share, has publicly stated its desire to divest itself of the original equipment manufacturer and aftermarket brake business.

      3. Dana Corporation's Raybestos Product line, which accounts for the largest share of the aftermarket brake business, a 40% market share, is estimated to be less than 10% of the company's aggregate business and, therefore, must compete with other divisions for resources.

      In addition to the above mentioned full line brake suppliers, TRW, under its AutoSpecialty brand, services an estimated $50 million in aftermarket brake business. TRW has publicly discussed a spin-off or sale of its automotive divisions.

      It appears that among the leading full line aftermarket brake suppliers, this is a time of uncertainty.

      We also compete with single category value line friction suppliers such as Morse Automotive and Satisfied Brake. Both companies are highly respected competitors that account for 5% to 8%, respectively, of the friction aftermarket according to Frost & Sullivan. We believe our full line offering offers an advantage for many customers who utilize these single line competitors through our full product line offering while effectively competing with products of equal quality, price and value.

INTELLECTUAL PROPERTY

      We believe that our labels, UBP and Ultimate, are important to our marketing efforts. The UBP and Ultimate Braking Power trademarks have been registered with the United States Patent and Trademark Office and Canadian Trademarks Office. We cannot assure you that prior registrations or uses of these trademarks, or confusingly similar marks, do not exist in the United States. If prior registrations or uses exist, we might be precluded from using these trademarks in the United States. We cannot assure you that our trademarks would be upheld if challenged or that we would not be prevented from using the trademarks, either of which could have a material adverse effect on us.

      The formulations for our integrally molded brake pads, pucks and drum brake lining are trade secrets, which we maintain as confidential information. We believe these trade secrets to be valuable.

      We could be subject to claims by others that we infringe upon their intellectual property rights. Any litigation regarding our proprietary rights could be costly and divert our management's attention from our operations, result in the loss of certain of our proprietary rights or the payment of substantial monetary damages, require us to seek licenses from third parties or prevent us from selling our products.

EMPLOYEES

      As of December 31, 2001, we had 403 full-time employees, in the following areas:

      -     239 in manufacturing;

      -     133 in distribution;

      -     14 in sales and marketing; and

      -     17 in administration.

INSURANCE

      We maintain insurance in amounts and with coverages and deductibles that our management believes are adequate. The primary risks that we insure against are professional liability, workers' compensation, personal injury, bodily injury, property damage, business interruption and fidelity losses. We cannot assure you that our insurance will adequately protect us from potential losses and liabilities. We maintain key man term life insurance policies covering the life of Mr. Scott in the amount of $6,000,000 and Mr. Tzur in the amount of $1,000,000. The proceeds of these policies would be payable to us. We paid premiums of approximately $10,000 for these key man life insurance policies in 2001.

LINE OF CREDIT AND RECENT FINANCINGS

      Line of Credit. In September 1999, we entered into a credit agreement with LaSalle Bank National Association and one of its subsidiaries in connection with the renewal and restructuring of a line of credit and term loan with the bank. The original amount of the term loan which bears interest at the rate of prime plus .75% per year, was $3,779,194. Our borrowing limit under our line of credit is based on a percentage of the value of our accounts receivable and inventory, up to a current maximum of $26,000,000. The line of credit currently bears interest at the rate of prime plus 1.50%, subject to an option on our part, if we are not in default under the credit agreement, to convert the interest rate to LIBOR plus 2.5%. Both the term loan and the line of credit must be repaid by May 1, 2003. The term loan and the line of credit are both secured by a first lien on substantially all of our North American assets. As of December 31, 2001, we owed $19,021,873 under the line of credit and $431,281 under the term loan.

      The credit agreement with LaSalle Bank contains limitations on our payment of dividends and making of capital expenditures, and requires us to maintain compliance with financial covenants relating to, among others, defined tangible net worth, earnings before interest taxes, depreciation and amortization, or "EBITDA," and our fixed charge coverage ratio. At December 31, 2001, we were not in compliance with certain of these financial covenants. Subsequent to December 31, 2001, LaSalle informed us that it will waive such violation upon completion of required documentation which will include certain modifications to the credit agreement and extend the revolving credit facility to May 31, 2003. The entire credit facility is secured by a first lien on substantially all of our North American assets. At December 31, 2001, approximately $1,540,000 was available for borrowing under the revolving credit line.

      Issuance of Series A Preferred Stock to Venture Equities Management, Inc. On August 29, 2001, we issued 201,438 shares of Series A Preferred Stock to Venture Equities Management, Inc., or "VEMI," an affiliate of Wanxiang America Corporation, for consideration of $2,800,000. We used $1,000,000 of the proceeds of the Series A Preferred Stock to make the payment to FINOVA Mezzanine Capital Inc. under the restructuring of a debenture discussed below, and reserved an additional $500,000 to make the remaining principal payments under the restructuring agreement. The balance of the proceeds were used to reduce the amount outstanding on our revolving loan indebtedness.

      Wanxiang America is based in Elgin, Illinois, and is the United States home office of Wanxiang Group Companies, a leading supplier of auto parts, to the automotive aftermarket and original equipment manufacturers based in the Peoples Republic of China. The shares of Series A Preferred Stock are currently convertible into a total of 2,014,380 shares of our common stock. In connection with the purchase agreement for the Series A Preferred Stock, we also issued to Wanxiang three warrants to purchase a total of 4,100,000 shares of our common stock. However, one of the warrants, to purchase 2,500,000 shares of our common stock, is only exercisable upon the occurrence of events of default specified in the warrant.

      The purchase agreement relating to the Series A Preferred Stock and related documents contain other agreements among the parties, including:

      - a registration rights agreement between us and VEMI granting VEMI the right to register the shares of our common stock into which the Series A Shares are convertible;

      - a stockholders agreement among us, VEMI and three of our founders, Arvin Scott, Yehuda Tzur and Sami Israel, granting to VEMI certain rights of first refusal, a contingent proxy as to some of the founders' shares and a voting agreement to ensure two of nine board seats to VEMI's designees; and

      - a supply agreement between us and Wanxiang America requiring us to purchase a minimum quantity of product from Wanxiang America each year and giving Wanxiang America a right of first refusal to supply Chinese-manufactured parts on competitive terms and conditions.

      Restructuring of Subordinated Debenture held by FINOVA Mezzanine Capital Inc. On July 14, 1997, we sold a $4,500,000 subordinated debenture to FINOVA Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25 percent per annum through maturity on July 14, 2002. Through August 14, 2001 we had issued FINOVA warrants to purchase 1,575,000 shares of our common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, FINOVA elected to exercise one of its warrants to purchase 450,000 shares of our common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby FINOVA received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. We received no cash proceeds from this transaction when such shares were issued.

      On October 31, 2001 we completed a restructuring of the $4,500,000 subordinated debt held by FINOVA. The restructuring resulted in the following:
(i) FINOVA surrendered to us all of its holdings in our common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) our payment of $1,000,000 to FINOVA; (iii) issuance to FINOVA of $2,000,000 of Series B Preferred Stock ($0.01 par value); and (iv) the amendment of the debenture to $1,500,000. The amendment to the debenture also reduced the interest rate from 12.25% to 7.0% and requires us to reduce the outstanding balance by making five $100,000 payments every 45 days beginning December 15, 2001 with a final payment of $1,000,000 due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of our common stock of $1.89 per share on the date of the restructuring, would have allowed FINOVA to receive 322,619 shares of common stock. This transaction resulted in an extraordinary gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) for the year ended December 31, 2001. The Series B Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at our option and is convertible into 1,000,000 shares of common stock for which we provided FINOVA with registration rights.

RISK FACTORS

      In evaluating us and our business, you should carefully consider the following risk factors. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this report. The order in which the following risks are presented is not intended to represent the magnitude of the risks described.

WE HAVE NOT EARNED PROFITS AND CANNOT ASSURE YOU THAT WE WILL BECOME PROFITABLE.

      From 1996 through 2001 we lost a total of approximately $5,750,000, excluding losses from our Hungarian foundry and eParts eXchange operations, which were sold as of the end of 2001. We have a plan for achieving profitability which involves improving our balance sheet, gaining market share in the market for friction brake products, enhancing the efficiency of our manufacturing operations, improving brand awareness for our products and developing new, higher-margin friction products. See "Business -- Our Strategy." However, we cannot assure you that this plan will succeed and, if it does not, we may not achieve profitability.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH COULD REDUCE OUR ABILITY TO EXPAND OUR BUSINESS AND LIMIT OUR FINANCIAL FLEXIBILITY.

      We have now, and will continue to have after the offering, a significant amount of debt. As of December 31, 2001, giving effect to the restructuring of a subordinated debenture held by FINOVA Mezzanine Capital Inc. and the sale of our second-tier subsidiary which operated a foundry in Hungary, we had approximately $21.5 million in debt and stockholders' equity of approximately $3.5 million. Our debt-to-equity ratio was therefore approximately 6.14:1. The amount of our debt could have important consequences to you. For example, it could:

      - increase our vulnerability to general adverse economic and industry conditions;

      - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, product development efforts and other general corporate requirements;

      - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

      - place us at a competitive disadvantage compared to those of our competitors who have less debt;

      -     limit our ability to pay dividends;

      - limit, along with the financial and other restrictive covenants relating to our debt, among other things, our ability to borrow additional funds; and

      -     make it more difficult for us to complete acquisitions.

IF WE ARE UNABLE TO RENEW OUR LINE OF CREDIT, THIS COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON OUR FINANCIAL CONDITION.

      We have a line of credit under a credit agreement we entered into with LaSalle Bank National Association and LaSalle Business Credit. As of December 31, 2001, we owed $19,021,873 under the line of credit. We depend significantly on the line of credit to fund our purchases of inventory, payroll, freight charges, commission expenses and other expenses. The line of credit is scheduled to expire on May 1, 2003. We may not be able to renew this line of credit, or obtain another line of credit, on similar terms, if at all. If we cannot renew this line of credit or obtain a replacement line of credit, this will significantly impair our ability to fund our operations. If we are able to renew this line of credit or obtain a replacement line of credit only on less favorable terms, the increased interest expense or other costs of the new line of credit will make it more difficult for us to achieve profitability.

OUR ABILITY TO GROW AND IMPROVE OUR FINANCIAL PERFORMANCE DEPENDS ON FACTORS SUCH AS OUR ABILITY TO GAIN ADDITIONAL MARKET SHARE, EXPANSION OF OUR MANUFACTURING CAPABILITIES, POSSIBLE ACQUISITIONS OF OTHER MANUFACTURERS OR DISTRIBUTORS AND INCREASING SALES TO EXISTING CUSTOMERS.

      Our ability to grow and improve our financial performance will depend in part on the following factors:

      - our ability to gain additional market share for friction brake products;

      - the purchase of additional manufacturing machinery and brake rotor molds to increase the different types of brake rotors we manufacture;

      - the possible acquisition of other brake parts manufacturers or distributors on favorable terms; and

      -     our ability to increase sales to current customers.

      While we regularly evaluate and discuss possible acquisitions, we have not entered into any commitment, agreement or understanding with any potential acquisition candidates, and we cannot assure you that we will be successful in locating suitable acquisition candidates or that any additional acquisitions will be completed in the future. See Item 1, "Business -- Our Strategy." In addition, we cannot assure you that any operations that we may acquire can be effectively and profitably integrated into our business, or that any future expansion of our operations or acquisitions will not have a negative effect on our operating results, particularly during the periods immediately following any expansion or acquisition.

OUR ABILITY TO EXPAND OUR BUSINESS DEPENDS ON OUR OBTAINING ADDITIONAL FINANCING, AND THERE IS NO GUARANTEE WE WILL BE ABLE TO OBTAIN THIS FINANCING.

      We will be required to seek additional financing to fund any expansion we undertake through acquisitions or the upgrade of existing facilities. We have no current commitments or arrangements for additional financing other than this offering, and we cannot assure you that additional financing will be available on acceptable terms, or at all. We may also issue common stock or other securities in connection with future acquisitions, resulting in additional dilution to existing stockholders.

THE AUTOMOTIVE INDUSTRY IS CYCLICAL, AND A DOWNTURN IN THE INDUSTRY COULD HAVE A SUBSTANTIAL NEGATIVE EFFECT ON OUR BUSINESS.

      Our business is dependent upon sales of the automotive industry, which creates the total number of vehicles available for repair. This industry is cyclical and has historically experienced periodic downturns. These downturns are difficult to predict and in the past have not had an immediate impact on the aftermarket. The primary market for replacement parts is vehicles that have been on the road for at least five years. Although we believe that downturns in the industry generally benefit us because they result in longer holding periods for cars and further wear and tear on brakes, a protracted downturn in the automotive industry could have a negative effect on the performance of the aftermarket parts industry in general and our performance in particular. Our future performance may be harmed by automotive industry downturns.

OUR BUSINESS WILL SUFFER IF WE CANNOT SUCCESSFULLY COMPETE WITH OTHER COMPANIES IN OUR INDUSTRY, MANY OF WHOM HAVE FAR GREATER RESOURCES THAN US.

      Our markets are highly competitive. As a brake parts manufacturer and distributor, we compete directly with other brake parts manufacturers and distributors, including: Aimco and Raybestos Brake Products, which are divisions of Dana Corporation; Wagner Brake Products, a division of Federal Mogul; and Bendix, a division of Honeywell. We also compete with numerous value line distributors specializing in one or more specific brake categories. Many of our competitors are larger and have greater capital, management and other resources than we have, and we cannot assure you that we will continue to compete successfully with these businesses.

OUR SUCCESS DEPENDS ON THE CONTINUED SERVICES OF KEY PERSONNEL.

      Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, particularly Yehuda Tzur, our Chairman of the Board, and Arvin Scott, our President and Chief Executive Officer. If we were to lose the services of Mr. Tzur or Mr. Scott, this could have a material adverse effect on us. We have employment agreements with Mr. Tzur and Mr. Scott.

OUR SUPPLIES OF RAW MATERIALS AND FINISHED GOODS COULD BE DISRUPTED FOR A VARIETY OF REASONS, AND ANY DISRUPTION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      The primary components used in our brake rotor manufacturing operations are raw iron castings. Most of the finished rotor castings are purchased from China and most of our raw iron castings are produced by, and purchased from, one foundry located in Wisconsin. We duplicate raw iron casting molds used for the production of our better-selling brake rotors, and place these molds primarily at this foundry. Although we believe that we have developed a good relationship with this foundry, it could discontinue producing these castings for us at any time. The number of foundries equipped to produce raw iron castings such as the one used by us in our manufacturing operations is limited. Our inability to identify new foundries for the production of raw iron castings in a timely manner could have a substantial negative effect on our business.

THE IMPOSITION OF ANTI-DUMPING DUTIES ON PRODUCTS WE IMPORT FROM CHINA COULD SUBSTANTIALLY INCREASE OUR COSTS AND HAMPER OUR EFFORTS TO ACHIEVE PROFITABILITY.

      On March 7, 1996, a petition was filed before the United States Department of Commerce and International Trade Commission seeking the imposition of "anti-dumping" duties on some brake drums and rotors imported from the People's Republic of China. The International Trade Commission later ruled that rotor sales from China materially injured United States manufacturers of rotors. As a result of the decision by the International Trade Commission, the United States Customs Service has imposed anti-dumping duties on several Chinese suppliers. See Item 1, "Business -- Suppliers and Raw Materials." These duties are specific to particular plants at which rotors are manufactured, and to date none of the plants from which we purchase rotors has been subject to a duty. However, if any of the plants from which we purchase rotors become subject to duties, this could increase our costs of purchasing these rotors and make it more difficult for us to achieve profitability.

WE ARE OBLIGATED TO PURCHASE A SUBSTANTIAL PORTION OF OUR SUPPLIES FROM WANXIANG AMERICA CORPORATION, WHICH COULD LIMIT OUR ABILITY TO NEGOTIATE FAVORABLE TERMS WITH OTHER SUPPLIERS.

      In connection with the issuance of our Series A Preferred Stock, we entered into a supply agreement with Wanxiang America Corporation, an affiliate of the purchaser of the Series A Preferred Stock, which obligates us, with certain exceptions, to purchase at least $5,000,000 worth of products each year from Wanxiang America, provided it is able to supply the products on substantially competitive terms. See Item 1, "Business -- Suppliers and Raw Materials." Our obligations under this contract could have the effect of limiting our ability to negotiate favorable terms with other suppliers.

OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL A SUBSTANTIAL MINORITY BLOCK OF OUR VOTING POWER AND THEIR INTERESTS MAY BE DIFFERENT FROM YOURS AND, AS A RESULT, YOU MAY HAVE NO EFFECTIVE VOICE IN OUR MANAGEMENT.

      Our executive officers and members of our board of directors, as a result of their ownership of common stock and options to purchase shares of our common stock, beneficially own 3,598,350 shares, or 31.43%, of our voting stock. See
Item 12, "Security Ownership of Certain Beneficial Owners and Management." By virtue of this ownership, these individuals can exercise control over our business, policies and affairs and exert substantial influence over the election of our directors, and the approval or disapproval of actions requiring a shareholder vote. Accordingly, you may have no effective voice in our management. This concentration of stock ownership could have the effect of delaying or preventing, and may discourage attempts to bring about, a change in control or the removal of our existing management. These negative effects would become even more likely if these members of our management and board of directors agreed to vote their shares in a similar manner as Venture Equities Management, Inc. which, as discussed below, owns a substantial percentage of our voting stock.

      Venture Equities Management, Inc., or "VEMI," by virtue of its holding 201,438 shares of Series A Preferred Stock, currently convertible into 2,014,380 shares of our common stock, beneficially owns 28.26% of our voting stock. In connection with the issuance of the Series A Preferred Stock, VEMI and its affiliates were granted numerous rights, including VEMI's right to designate two members of our board of directors. As a result, VEMI has significant influence over decisions on matters such as a change of control, the removal of our management or similar matters. If VEMI agreed to vote its shares in the same manner as the members of our management and board of directors, these shareholders would have the ability to ensure the approval of any of these types of decisions. The calculation of VEMI's beneficial ownership takes into account VEMI's ownership of two warrants to acquire a total of an additional 1,600,000 shares of our common stock, which are exercisable through August 28, 2002. However, VEMI also owns a "default warrant" to purchase 2,500,000 shares of our common stock which would become exercisable if any of several events of default, as defined in the default warrant, occur. There are numerous events which would constitute an event of default under the default warrant, and if our financial condition deteriorates VEMI could be entitled to purchase the shares underlying this warrant at a substantial discount to the current price of our common stock. In addition, Mr. Tzur and Mr. Scott, our two largest individual shareholders, have granted a proxy to VEMI or its designees which will give it power to vote their shares if specified events of default of occur, in some cases without exercising the default warrant. If any of these events of default occurred, and VEMI exercised all of the warrants held by it, it could acquire almost 53% of our voting power. If VEMI held this percentage of our voting power, it could control the outcome of votes on matters such as a change of control, the removal of our management, or similar matters, regardless of whether it voted its shares in the same manner as our executive officers and directors.

WE COULD BE SUBJECT TO CLAIMS BASED ON THE USE OF ASBESTOS TO MANUFACTURE BRAKE PARTS IN OUR VIRGINIA PLANT.

      Brake parts have continued to evolve over the years, with substantial improvements in product formulations over time. For example, new materials such as ceramics have been introduced into the marketplace. In 1999, our factory in Walkerton, Virginia, which had been using asbestos in products, converted to a non-asbestos formulation. We are not aware of any claims having been made at any of our facilities related to asbestos exposure, but a risk exists that persons may seek to assert that this exposure was related to our operations, which could subject us to liability.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

      We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future and anticipate that earnings, if any, will be used to finance the development and expansion of our business. Moreover, agreements with our primary and mezzanine lenders and the certificate of designations for our Series A Preferred Stock prohibit us from paying dividends without the consent of these lenders and the holders of a majority of the Series A Preferred Stock. You should not expect us to pay dividends on our common stock until such time, if any, that we are able to obtain a release of these prohibitions on the payments of dividends imposed by the terms of these documents. We do not anticipate obtaining a release on these prohibitions in the foreseeable future. Any payment of future dividends and the amounts thereof will depend upon our earnings, financial requirements, and other factors deemed relevant by our board of directors, including our contractual obligations.

THERE ARE NUMEROUS OUTSTANDING WARRANTS TO PURCHASE SHARES OF OUR COMMON STOCK, WHICH COULD IMPAIR OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL ON FAVORABLE TERMS.

      The 1,495,000 units we sold in connection with our initial public offering in December 1994 were comprised of one share of common stock and one redeemable common stock purchase warrant entitling the holder of the warrant to purchase one share of common stock at an exercise price of $7.00 per share, subject to certain adjustments, at any time until December 15, 1999. In December 1999, we extended the expiration date of these warrants to December 31, 2000, and reduced their exercise price from $7.00 to $2.25 per share. We later extended the expiration date of these warrants on three additional occasions. The latest extension, in January 2002, changed the expiration date to July 15, 2002. As of March 15, 2002, there were 1,137,450 of these warrants outstanding. We also have issued warrants to purchase a total of 4,100,000 shares of our common stock to Venture Equities Management, Inc. Warrants to purchase 1,600,000 of these 4,100,000 shares are exercisable through August 28, 2002, and the warrant to purchase the remaining 2,500,000 shares would become exercisable if any of several events of default specified in the warrant occur. We have also issued warrants for various other purposes which are still outstanding. As of March 15, 2002, there are warrants to purchase a total of 3,560,950 shares of our common stock which are outstanding.

      In addition to the warrants currently outstanding, in connection with a pending private offering of units comprised of one share of common stock and one warrant to purchase one-half share of common stock, we will issue additional warrants to unit purchasers and the placement agents in such offering. For the life of the warrants the holders of the warrants are given the opportunity to profit from a rise in the market price for our securities without assuming the risk of ownership, with a resulting dilution in the interest of other security holders. As long as these warrants remain unexercised, the terms under which we could obtain additional capital may be inhibited. Moreover, the holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of our securities on terms more favorable than those provided by the warrants.

OUR ABILITY TO ISSUE "BLANK CHECK" PREFERRED STOCK COULD DISCOURAGE TAKEOVER ATTEMPTS AND, THEREFORE, CAUSE THE PRICE OF OUR STOCK TO DECLINE.

      Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors has the ability, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could diminish the voting power or other rights of the holders of our common stock. We have already issued a substantial number of shares of Series A and Series B Preferred Stock. The existing preferred stock, together with any shares of preferred stock we may issue in the future, could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. This possible impact on takeover attempts could cause the price of our common stock to decline.

FUTURE SALES OF SECURITIES HELD BY OUR OFFICERS, DIRECTORS OR THE HOLDERS OF OUR PREFERRED STOCK COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE.

      Approximately 6,353,530 of our outstanding shares of common stock, including shares issuable upon conversion of preferred stock, are "restricted securities" under Rule 144 promulgated under the Securities Act and may not be resold except pursuant to a registration statement effective under the Securities Act or pursuant to an exemption from registration, including the exemption provided by Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of other conditions, a person who has owned restricted shares of common stock for at least one year is entitled to sell these shares subject to the volume limitations prescribed by Rule 144. Shares issuable upon conversion of our Series A and Series B Preferred Stock are not presently eligible for sale under Rule 144, but will be on August 28, 2002 and October 30, 2002, respectively. In addition, the holders of these shares have registration rights which could cause these shares to be registered under the Securities Act of 1933, and therefore become freely tradeable, at an earlier date. The shares held by our officers, directors and affiliates are presently eligible for sale under Rule 144. Future sales of shares of common stock by our officers and directors under Rule 144, or by the holders of the Series A and B Preferred Stock to the extent these shares are converted into the common stock, could cause the price of our common stock to decline. Two of our officers have filed a plan pursuant to Rule 10b5-1 of the Securities and Exchange Commission under which they will sell of a total of 610,000 shares of our common stock by selling a total of 10,000 shares each month.

THE MARKET FOR OUR STOCK IS LESS ACTIVE THAN THAT OF MANY OTHER STOCKS INCLUDED IN THE NASDAQ STOCK MARKET, WHICH COULD MAKE IT DIFFICULT TO SELL SHARES WHEN DESIRED.

      Although our stock is included in the Nasdaq Stock Market, it is less actively traded than the shares of many of the other companies included in Nasdaq. In addition, there has been no trading in our stock or public warrants on the Chicago Stock Exchange over the last several years and the Chicago Stock Exchange has advised us that it has delisted our shares of common stock and warrants effective March 22, 2002. The volume of trading in our stock on the Nasdaq SmallCap Market is frequently low, which means that you may have difficulty selling the shares at a time when you desire.

WE PROVIDE EXTENSIVE INDEMNIFICATION TO OUR OFFICERS AND DIRECTORS, WHICH LIMITS OUR ABILITY TO RECOVER DAMAGES FROM OUR OFFICERS AND DIRECTORS AND COULD GREATLY INCREASE THE COSTS TO US IN THE EVENT OF SHAREHOLDER LITIGATION.

      We intend to indemnify our officers and directors to the fullest extent permissible under the law. Under most circumstances, our officers and directors may not be held liable to us or our shareholders for errors in judgment or other acts or omissions in the conduct of our business unless these errors in judgment, acts or omissions constitute fraud, gross negligence or malfeasance. This indemnification limits our ability to recover damages from our officers and directors in the event they cause us to suffer losses. In addition, it could substantially increase our costs in the event of shareholder litigation.

ITEM 2. PROPERTIES

      The following table sets forth the general location, principal uses and approximate size of our principal properties, along with annual lease payments and expiration of the leases:

                                                           Approximate
                                                               Area          Annual Lease            Lease
     Location                     Use                     In Square Feet        Payments          Expiration
----------------         ------------------------         --------------     -------------        ----------
Alsip, Illinois          Company headquarters                263,000            $763,308         October 2004
                         and distribution center

Walkerton,               Strip lining production              77,000            $ 72,000          August 2009
Virginia                 and brake shoe
                         remanufacturing

Brampton,                Brake pad                            79,300            $211,000        February 2012
Ontario                  manufacturing
Canada

Compton,                 Distribution center                  28,200            $146,000          August 2004
California

Cuba, Missouri           Brake rotor                          50,000            $100,000        December 2005
                         manufacturing

      All of the leases on the above properties are with unaffiliated third parties. We believe our facilities are of sufficient size to accommodate our current employees and operations. We have no agreements, understandings or arrangements with regard to any additional space as of the date of this memorandum.

ITEM 3. LEGAL PROCEEDINGS

      All legal proceedings and actions to which we are a party are of an ordinary and routine nature incidental to our operations. We believe that these proceedings will not, individually or together, have a material adverse effect on our business or financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is included in the Nasdaq SmallCap Market under the symbol "UVSL." Our redeemable common stock purchase warrants are included in the Nasdaq SmallCap Market under the symbol "UVSLW."The following table sets forth, for the periods indicated, the high and low bid prices per share for the common stock and the redeemable common stock purchase warrants as reported by the Nasdaq SmallCap Market. Our common stock and redeemable common stock purchase warrants were initially included in the Nasdaq SmallCap Market and listed on the Chicago Stock Exchange on December 15, 1994; however, our common stock and warrants have not traded on the Chicago Stock Exchange during the periods indicated and the Chicago Stock Exchange has advised us that it has delisted our shares of common stock and warrants effective March 22, 2002.

                                  COMMON STOCK

                                                       HIGH         LOW
                                                       ----         ---
                 2000
                 First Quarter                        $4.13        $2.06
                 Second Quarter                        2.50         1.50
                 Third Quarter                         2.81         1.75
                 Fourth Quarter                        2.19         1.81

                 2001
                 First Quarter                        $2.88        $1.50
                 Second Quarter                        2.16         1.50
                 Third Quarter                         2.14         1.00
                 Fourth Quarter                        4.01         1.30

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                                       HIGH         LOW
                                                       ----         ---
                 2000
                 First Quarter                        $1.75        $0.34
                 Second Quarter                        1.19         0.50
                 Third Quarter                         0.56         0.22
                 Fourth Quarter                        0.44         0.22


                 2001
                 First Quarter                        $0.78        $0.31
                 Second Quarter                        0.53         0.31
                 Third Quarter                         0.34         0.19
                 Fourth Quarter                        1.90         0.17

      On March 15, 2002, the last reported sale prices of our common stock and redeemable common stock purchase warrants included on the Nasdaq SmallCap Market were $2.65 and $.77, respectively.

      On April 19, 2001, we received a notice from The Nasdaq Stock Market that we were not in compliance with a Nasdaq rule requiring that we have net tangible assets in excess of $2,000,000 in order to maintain our inclusion in the market. On August 17, 2001, Nasdaq conducted a hearing before its Listing Qualifications Panel at which we presented information which we believed justified our continued inclusion in the stock market, including the details of the then-proposed issuance of the Series A Preferred Stock. The issuance of the Series A Preferred Stock was completed on August 30, 2001. See "Supplemental Financial Information - Line of Credit and Recent Financings." On October 16, 2001, Nasdaq notified us that the Listing Qualifications Panel had ruled in favor of our continued inclusion in the Nasdaq Stock Market.

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

      Each public warrant originally entitled the holder to purchase, at any time until December 15, 1999, one share of our common stock at an exercise price of $7.00 per share, subject to certain adjustments based upon anti-dilution protections. In December 1999, we extended the expiration date of these warrants to December 31, 2000, and reduced their exercise price from $7.00 to $2.25 per share. We later extended the expiration date of these warrants on three additional occasions. The latest extension, in January 2002, changed the expiration date to July 15, 2002. The public warrants may be exercised in whole or in part. Unless exercised, the public warrants will automatically expire on the expiration date, unless we extend the expiration date again. As of March 15, 2002, warrants to purchase a total of 357,550 shares were exercised, resulting in a total of $804,488 of gross proceeds to us.

      During the quarter ended December 31, 2001, we issued 100,000 shares of our Series B Preferred Stock in a transaction not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock was issued to FINOVA Mezzanine Capital Inc. ("FINOVA") in connection with the restructuring of certain indebtedness which we owed to FINOVA. The consideration which we received in connection with the issuance of the Series B Preferred Stock was a redemption of indebtedness owed to FINOVA from $4,500,000 to $1,500,000 and reduction of the interest rate from 12.25% to 7.0%.

      Also during the quarter ended December 31, 2001, we issued warrants to purchase 450,000 shares of Common Stock to a securities broker-dealer in partial consideration of certain services to us.

      We did not use the services of any finders or securities broker-dealers in connection with the offer or sale of the Series B Preferred Stock or the warrant to the securities broker-dealer. We believe that all offers and shares of Series B Preferred Stock and warrants issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with our financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1998 and 1997 are derived from audited financial statements not included herein. The pro forma data are based on the circumstances described in the accompanying footnotes.

                                                                      (in thousands except for per share data)
                                                                             Years Ended December 31, (1)
                                                    -------------------------------------------------------------------------------
                                                        2001             2000             1999             1998            1997
                                                        ----             ----             ----             ----            ----
Statement of Operations Data:
Net sales .....................................     $    71,823      $    69,944      $    67,752      $    58,252      $    55,821
Cost of sales .................................          59,352           56,510           53,540           45,917           43,840
                                                    -----------      -----------      -----------      -----------      -----------
  Gross profit ................................     $    12,471      $    13,434      $    14,212      $    12,335      $    11,981
Selling, General and Administrative Expenses ..          12,397           12,829           11,742           10,101           12,773
Other Operating Expenses ......................             792              320              160                0                0
Loss from Hungarian Operations ................             295                0            4,337              642              261
                                                    -----------      -----------      -----------      -----------      -----------
Income (loss) from operations .................     $    (1,013)     $       285      $    (2,027)     $     1,592      $    (1,053)

Other expense (income):
  Provision for lawsuit settlement ............               0                0                0             (151)             650
  Interest expense ............................           2,503            2,593            2,025            1,916            1,422
  Loss (Gain) on disposition of assets ........               0              110           (1,153)               0              (12)
  Other .......................................            (148)            (125)             (10)              94               19
                                                    -----------      -----------      -----------      -----------      -----------
Loss before provision (benefit) for
  income taxes and extraordinary gain .........     $    (3,368)     $    (2,293)     $    (2,889)     $      (267)     $    (3,156)
Income tax provision (benefit) ................             440              (33)             398              (86)          (1,070)
                                                    -----------      -----------      -----------      -----------      -----------
Loss before extraordinary gain ................     $    (3,808)     $    (2,260)     $    (3,287)     $      (181)     $    (2,086)
Extraordinary Item:
Gain on debt restructuring ....................             830                0                0                0                0
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss) .............................     $    (2,978)     $    (2,260)     $    (3,287)     $      (181)     $    (2,086)
Issuance of preferred stock with beneficial
  conversion feature and warrants .............            (431)               0                0                0                0
                                                    -----------      -----------      -----------      -----------      -----------
Net less available to common stockholders .....     $    (3,409)     $    (2,260)     $    (3,287)     $      (181)     $    (2,086)
                                                    ===========      ===========      ===========      ===========      ===========
Earnings per share (2):
Basic and diluted:
  Before extraordinary item ...................     $     (0.56)     $     (0.32)     $     (0.48)     $     (0.03)     $     (0.31)
  Extraordinary gain ..........................            0.11                0                0                0                0
                                                    -----------      -----------      -----------      -----------      -----------
                                                    $     (0.45)     $     (0.32)     $     (0.48)     $     (0.03)     $     (0.31)
Weighted average number of common shares
  outstanding .................................       7,553,141        7,008,438        6,789,582        6,769,425        6,751,732
                                                    ===========      ===========      ===========      ===========      ===========

                                                                                   December 31, (1)
                                                    -------------------------------------------------------------------------------
                                                        2001             2000             1999             1998            1997
                                                        ----             ----             ----             ----            ----
Balance Sheet Data:
  Working capital .............................     $    18,023      $    16,238      $    18,250      $    18,108      $    17,980
  Total assets ................................          40,038           42,983           43,160           38,102           36,501
  Long-term debt, less current portion ........          20,623           22,551           22,718           21,212           20,555
  Total stockholders' equity ..................           3,528              720            3,073            6,497            7,069

----------
(1) Certain amounts reported in the 1997, 1998, 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation.

(2) "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. For the years ended December 31, 2001, 2000 and December 31,

      1997 diluted earnings per share and basic earnings per share are identical because the loss from continuing operations incurred during those years is antidilutive. See Note 2 of the Notes to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      We are a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, non-asbestos friction lining, and a complete line of hydraulic parts. We believe that we are the leading supplier of "value line" brake parts (brake parts sold at prices below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America.

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

RESULTS OF OPERATIONS

Year Ended December 2001 Compared to Year Ended December 31, 2000

      Net sales for the year ended December 31, 2001 increased $1,879,000 or 2.7% to $71,823,000 as compared to $69,944,000 for the year ended December 31, 2000. This increase was a result of the addition of new customers and increased sales of friction product.

      Gross profits for the year ended December 31, 2001 decreased $963,000 or 7.2% to $12,471,000 as compared to $13,434,000 for the year ended December 31, 2000. Included in the gross profit for the year ended December 31, 2001 was $437,000 and $373,000, respectively, relating to the under absorption of manufacturing costs at the Walkerton, Virginia facility and the start up costs of the new rotor manufacturing facility in Cuba, Missouri. Included in the gross margin for the year ended December 31, 2000 was $353,000 and $936,000, respectively, of one-time, non-recurring costs related to the realignment of the Canadian friction manufacturing facility and the start up costs of the new friction manufacturing capacity in Virginia. Before the effects of these aforementioned items, gross margins for the years ended December 31, 2001 and 2000 were 18.5% and 21.0%, respectively. The 2.50% decline in gross margin is due to pricing compression experienced in the drum and rotor lines.

      Selling, general and administrative expenses were $12,397,000, a decrease of $432,000 or 3.4% from $12,829,000 for the same period in 2000. Included in the expenses for the year ended December 31, 2000 was approximately $200,000 of costs related to eParts eXchange, Inc. our e-commerce subsidiary, which was shut down during this period, and $150,000 of severance payments for certain terminated employees.

      Other operating expenses for the year ended December 31, 2001 were $792,000, an increase of $472,000 from $320,000 for the same period in 2000. This increase of $472,000 is primarily related to the expenses of relocating the rotor manufacturing facility to Cuba, Missouri of $282,000 and the write-off of unused barter credits.

      Loss from Hungarian operations represents the write-off of the remaining assets of the Hungarian operation as a result of the sale of this operation in 2001. The absence of a loss from discontinued operations for the year ended December 31, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for this period of $640,000 has been charged against the reserve for such losses established as of December 31, 1999.

      Other expenses for the year ended December 31, 2001 decreased by $225,000 to $2,354,000 from $2,578,000 for the same period of 2000. The decrease is due to less interest expense due to lower interest rates offset by higher outstanding debt balances during 2001 as compared to 2000.

      Extraordinary gain on debt restructuring in 2001 of $830,000 is a result of our restructuring of the subordinated debentures held by FINOVA.

      Provision for income taxes in the amount of $440,000 was recorded in 2001, even though we incurred a loss, consisting primarily of a reduction of the deferred tax assets established in a previous year. For the year ended December 31, 2001 and 2000, respectively, the deferred tax benefit of the year's losses was offset by an increase in deferred tax asset valuation allowance of $1,142,000 and $797,00.

      For the year ended December 31, 2001, net loss was $2,979,000, compared to a net loss of $2,260,000 for the year ended December 31, 2000. The principal reasons for the decreased profitability was (i) the net loss from the Hungarian operations of $295,000, which was sold during 2001, (ii) increased other operating expenses relating to the relocation of the rotor manufacturing facility, (iii) the write-off of unused barter credits, (iv) the decline in gross margins resulting from pricing compression in the drum and rotor lines and
(v) an increase in the deferred tax asset valuation allowance. These amounts were partially offset by a reduction in selling, general and administrative expenses and a gain of $830,000 resulting from the restructuring of the FINOVA subordinated debt.

Year Ended December 2000 Compared to the Year Ended December 31, 1999

      Net sales for the year ended December 31, 2000 increased $2,192,000 or 3.2% to $69,944,000 as compared to $67,752,000 for the year ended December 31, 1999. This increase was achieved in spite of lower commodity sales ($1,782,000 reduction from 1999 levels) and the lack of Canadian distribution business sales ($6,141,000) that was sold as of December 31, 1999. Sales of US brake parts for the year ended December 31, 2000 increased $10,115,000 or 18.2% over the same 1999 period due primarily to the addition of a major new customer and increased sales of friction product.

      Gross profits for the year ended December 31, 2000 decreased $779,000 or 5.5% to $13,434,000 from $14,212,000 for the same 1999 period. Included in the gross profits computation for the year ended December 31, 2000 was $353,000 and $936,000, respectively, of one-time, non-recurring costs related to the realignment of the Canadian friction manufacturing facility and under absorption of manufacturing costs due to the start up of new friction manufacturing capacity in Virginia. Included in gross profits for the year ended December 31, 1999 was $1,260,000 of gross profits related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these factors, the gross profit margin percentage of the year ended December 31, 2000 was 21.0% which was level with the 1999 percentage.

      Selling, general and administrative expenses were $12,829,000, an increase of $1,087,000 or 9.3% from $11,742,000 for the same period in 1999. Included in SG&A expenses for the year ended December 31, 2000 was approximately $200,000 of costs related to the start-up of our e-commerce subsidiary, eParts eXchange, Inc. and approximately $150,000 of severance payments to certain terminated employees. Included in SG&A expenses for the year ended December 31, 1999 is $1,269,000 of costs related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these factors, SG&A expenses related to our base business increased to $12,479,000 for the year ended December 31, 2000 compared to $10,473,000 in the same period of 1999. The increase was due primarily to SG&A expenses for the Virginia friction manufacturing facility which is new in 2000, SG&A expenses related to an increasing export sales, increased freight costs and additional marketing and sales costs associated with obtaining new brake business.

      Other operating expenses were $320,000, an increase of $160,000 from the same period in 1999. This increase was a result of shut down expenses related to eParts eXchange, Inc. of $200,000 coupled with the write-off of certain barter credits, offset by moving expenses related to the relocation of the distribution facility to Alsip, Illinois incurred during 1999.

      The absence of a loss from discontinued operations for the year ended December 31, 2000 is due to the fact that the loss from the discontinued Hungarian iron foundry operation for this period of $640,000 has been charged against the reserve for such losses established as of December 31, 1999.

      Other expense for the year ended December 31, 2000 increased by $1,716,000 to $2,578,000 from $862,000 for the same period of 1999, a period which included $1,153,000 gain on the sale of fixed assets (primarily from the sale of our former Chicago warehouse and headquarters building). After excluding the effect of the one-time gain in 1999, the increase of $569,000 is attributable to higher interest expense due to higher interest rates during 2000 as compared to 1999.

      For the year ended December 31, 2000, the deferred tax benefit of the year's losses was offset by an increase in the deferred tax asset valuation allowance of $797,000.

      For the year ended December 31, 2000, net loss decreased by $1,027,000 to $2,260,000 from $3,287,000 for the same period of 1999. The principal reason for the profitability increases were (i) onetime friction manufacturing facility realignment costs, (ii) under absorption of manufacturing costs related to the start-up of new friction manufacturing capacity, (iii) start-up costs of eParts eXchange, Inc., (iv) one-time severance payments, (v) increased interest costs,
(vi) increase in the deferred tax asset valuation allowance and (vii) elimination of the loss on the discontinued Hungarian operations of $4,337,000, offset by the $1,200,000 gain on the sale of our former Chicago warehouse recorded in 1999.

Year Ended December 1999 compared to the Year Ended December 31, 1998

      Net sales for the year ended December 31, 1999 increased to $67,752,000, as compared to 1998 full year sales of $58,252,000, an increase of $9,500,000 or 16.3%. The increase in sales is due to (i) a full year of sales to customers added in 1998, especially buying groups, (ii) additional sales penetration of established customers and (iii) growth of sales of friction products and premium "Ultimate" products.

      Gross profit for the year ended December 31, 1999 increased $1,877,000 or 15.2% to $14,212,000 as compared to $12,335,000 from the same period in 1999. This increase in gross profit is due to the increased sales in 1999 over 1998.

      Our selling, general and administrative expenses for the year ended December 31, 1999 increased $1,641,000 or 16.2% to $11,742,000 from $10,101,000 for the same 1998 period. The increase is due mainly to expenses directly related to the increased in sales (such as freight and commissions) and additional marketing allowances associated with gaining additional customers.

      Other operating expenses increased to $160,000 relating to the costs associated with the move for our Chicago warehouse facility to Alsip, Illinois.

      The loss from operating the Hungarian iron foundry increased to $4,337,000 for the year ended December 31, 1999 from a loss of $642,000 for the same 1998 period. The increase in such loss from discontinued operations was due primarily to the full year impact of the loss of a major customer in the fourth quarter of 1998 and the recording of a $3,083,000 loss on the disposal of the discontinued operations which includes a writedown of the foundry property and equipment, and a provision for estimated costs of disposition. See Note 11 of the Notes to the Consolidated Financial Statements

      Other expenses for the year ended December 31, 1999 decreased $997,000 to $862,000 as compared to $1,859,000 for the same period of 1998. The change was due to (i) increased interest expense due to a higher average level of borrowing and higher interest rates, (ii) lack of a favorable 1998 adjustment to the lawsuit reserve, offset by (iii) recognizing in 1999 a $1,153,000 gain on the sale of our former Chicago warehouse and headquarters building.

      Net loss for the year ended December 31, 1999 increased to $3,287,000 from a loss of $181,000 for the year ended December 31, 1998. The increased loss was due to the factors discussed above, especially the provision for loss on the disposal of the discontinued Hungarian iron foundry.

CAPITAL EXPENDITURES

      For the year ended December 31, 2001, capital expenditures totaled approximately $913,000, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products (ii) upgrades and enhancements to our computer systems and (iii) additional brake rotor patterns and tooling related to brake rotor manufacturing.

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

      We have incurred significant indebtedness, to date, in connection with our operations. As of December 31, 2001, our total consolidated indebtedness was approximately $21.5 million. A substantial portion of this indebtedness is secured by substantially all of our assets and by a pledge of all of the outstanding capital stock of our subsidiaries. As a result of such indebtedness, we (i) are prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness,
(ii) could be hindered in our efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of our borrowings are at floating rates of interest.

      On September 29, 1999, we completed a renewal and restructuring of our credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for (a) a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the amount of $3,779,194. The term loan was reduced by $2,842,873 in October 1999 from the proceeds of the sale of our Chicago facility (See Note 3 in the Notes to Financial Statements). The credit agreement was amended in 2000 to increase the revolving line of credit to $26,000,000. At December 31, 2001, we were not in compliance with certain financial covenants and LaSalle has informed us that it will waive such violation upon completion of required documentation which will include extending the revolving credit agreement to May 31, 2003.

      On July 14, 1997, we sold a $4,500,000 subordinated debenture to FINOVA Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through August 14, 2001 we had issued FINOVA warrants to purchase 1,575,000 shares of our common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, FINOVA elected to exercise one of its warrants to purchase 450,000 shares of our common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby FINOVA received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. We received no cash proceeds from this transaction when such shares were issued.

      On October 31, 2001 we completed a restructuring of the $4,500,000 subordinated debt held by FINOVA. The restructuring resulted in the following:
(i) FINOVA surrendered to us all of its holdings in our common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) our payment of $1,000,000 to FINOVA; (iii) issuance to FINOVA of $2,000,000 of Series B Preferred Stock ($0.01 par value); and (iv) the amendment of the debenture to $1,500,000. The amendment to the debenture also reduced the interest rate form 12.25 to 7.0% and allows us to pay the remaining balance by making five $100,000 payments every 45 days beginning December 15, 2001 with a final payment due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of our common stock of $1.89 per share on the date of the restructuring, would have allowed FINOVA to receive 322,619 shares of common stock. This transaction resulted in an extraordinary gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) for the year ended December 31, 2001. The Series B Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at our option and is convertible into 1,000,000 shares of common stock for which we provided FINOVA with registration rights.

      On August 29, 2001, we issued 201,438 shares of Series A Preferred Stock ($0.01 par value) to Venture Equities Management, Inc. (VEMI) (an affiliate of Wanxiang America Corporation - see Note 12 to our financial statements) in exchange for $2,800,000 in cash. The Series A Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at our option subject to certain conditions, and is convertible into 2,014,380 shares of our common stock (with registration rights), subject to certain antidilution provisions. In connection with the issuance of the Series A Preferred Stock, we also issued to VEMI three warrants to purchase common stock: the first and second warrants for 800,000 shares each are exercisable at any time through August 28, 2002 at an exercise price of $2.00 per share; the third warrant for 2,500,000 shares is exercisable only upon the occurrence of events of default at an exercise price to be determined based on a defined computation.

      We believe that cash generated from operations, borrowings under our bank line of credit, the restructuring of the FINOVA Subordinated Debt and the issuance of preferred stock to VMEI and credit from our suppliers is sufficient to fund our working capital requirements and capital expenditures through 2002.

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

CRITICAL ACCOUNTING POLICIES; RECENT ACCOUNTING PRONOUNCEMENTS

      Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Effective January 1, 2002, we will have adopted SFAS 142 and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position. However, we expect that a substantial amount of its intangible assets will no longer be amortized.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We plan to adopt SFAS 143 effective January 1, 2003. We have not determined the effect of adopting SFAS 143 on results of operations or financial position.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We have adopted SFAS 144 effective January 1, 2002 and do not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments or derivative commodity instruments. We had previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At December 31, 2001, there were no such derivative instruments. The fair value of financial instruments, other then debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle Bank National Association adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value.

      We believe that the interest rate of 7.0% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary financial data required by this
Item 8 are included as Part IV, Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding our officers, directors and key personnel as of March 15, 2002:

NAME                                 AGE      POSITION
----                                 ---      --------
Yehuda Tzur .....................    49       Chairman of the Board and Director

Arvin Scott......................    45       President, Chief Executive Officer and Director

Robert W. Zimmer.................    50       Chief Financial Officer, Secretary and Treasurer

Sami Israel......................    60       Vice President and Director

Sol S. Weiner....................    82       Director

Sheldon Robinson.................    75       Director

Dennis L. Kessler................    63       Director

M. Catherine Jaros...............    52       Director

Zemin Xu.........................    30       Director

Feng Dong........................    40       Co-Chair of the Board and Director

      Yehuda Tzur, Chairman of the Board. Mr. Tzur, our founder, has served as the Chairman of our board of directors since October 1994. From 1981 to March 1996, Mr. Tzur served as the President and Chief Executive Officer of our predecessor, Universal Automotive, Inc., and of us.

      Arvin Scott, President and Chief Executive Officer. Mr. Scott has served as our President and Chief Executive Officer since March 1996. From 1994 to March 1996, Mr. Scott served as the President and Chief Executive Officer of our predecessor, Universal Automotive, Inc., and of us. From 1986 to October 1994, Mr. Scott served as Vice President of Universal Automotive, Inc. and of us. Mr. Scott joined us in 1981 as a purchaser of automotive aftermarket replacement parts for distribution in the Chicago jobber market. From 1984 to 1986, Mr. Scott served as Vice President of an unaffiliated Chicago-based warehouse distributor, of which he was a 50% owner.

      Robert W. Zimmer, Chief Financial Officer. Mr. Zimmer joined us as our Chief Financial Officer in November 2001. Prior to joining us, Mr. Zimmer was the Chief Financial Officer, Secretary and Treasurer of IMPAXX, Inc., an international packaging manufacturer. Mr. Zimmer was previously the Chief Financial Officer of CFI Industries, Inc. and Kalmus & Associates, Inc.

      Sami Israel, Director. Mr. Israel has served as our Vice President since October 1994 and served as our Treasurer from 1984 to October 1994. Mr. Israel has been a Director since 1984. Mr. Israel manages our shipping and receiving operations from our headquarters located in Alsip, Illinois.

      Sol. S. Weiner, Director. Mr. Weiner is a private investor and currently is a Director of Comtech Telecommunications, Inc.

      Sheldon Robinson, Director. Mr. Robinson is an owner and President of Associated Financial Consultants, Inc. and Robinson Financial Group, Inc., which sell insurance and investment products. Mr. Robinson has been in the insurance business since 1963.

      Dennis L. Kessler, Director. Mr. Kessler is President of Kessler Management Consulting, LLC. Prior to February 1998, Mr. Kessler was Co-President of Fel-Pro Incorporated, which manufactures and distributes gaskets, engine parts and industrial chemicals. Mr. Kessler previously served in various capacities with Fel-Pro, beginning in 1964.

      M. Catherine Jaros, Director. Ms. Jaros operates M. Catherine Jaros Consulting, a business development, marketing and e-strategy consulting firm. From February 2001 to October 2001 Ms. Jaros was Chief Executive Officer of Display Edge Technology, Inc., which provides electronic shelf labels and other shelf edge products for the retail industry. From 1999 to 2000, Ms. Jaros was president of Starbelly.com, Inc. which specialized in business to business shipping on demand. From 1998 to 1999 Ms. Jaros was acting president and a director of Kriti Interactive Media, Inc. which provided strategic, financial and customer development oversight on behalf of an investment group. From 1992 to 1997, Ms. Jaros was Vice-President, Marketing and Strategy, for the Tribune Company. Ms. Jaros has held various positions involving marketing and business development since 1973.

      Zemin Xu, Director. Mr. Xu is a Vice President and a director of Venture Equities Management, Inc. From 1993 to 1998, Mr. Xu was the Deputy General Manager of the Department of Investment at Bank of China International Investment (Hainan) Ltd.

      Feng Dong, Director. Mr. Dong was a project manager at Wanxiang America Corporation from 1997 to 2000. From 1995 to 1997, Mr. Dong was the director of International Finance at Wanxiang Group Companies.

DIRECTORS, EXECUTIVE OFFICERS AND KEY PERSONNEL

      Our bylaws provide that we will have nine directors or such other number as is fixed by our board of directors. We currently have a board comprised of nine members. Once elected, our directors hold office until our next annual meeting of shareholders or until a successor has been elected and qualified, unless they resign at some earlier time. As a result, all of our director positions will be filled at each annual meeting.

      In a stockholders' agreement entered into between us, Mr. Tzur, Mr. Scott, Mr. Israel and Venture Equities Management, Inc., or "VEMI," in connection with VEMI's purchase of the Series A Preferred Stock, we agreed to take all necessary action so that our board of directors will consist of nine members, two of whom are designated by VEMI, and that one of the individuals designated by VEMI would be appointed as co-chairman of the board. We also agreed that the composition of the board of directors of each of our subsidiaries would be proportionate to that of our board, provided that at least one VEMI designee was on the board of each of our subsidiaries, and that the composition of any committees of our board of directors would be proportionate to that of our board, provided that at least one VEMI designee would be on each committee. The stockholders' agreement also provides that Mr. Tzur, Mr. Scott and Mr. Israel will vote their shares in favor of the election of the VEMI designees to our board of directors. The rights of VEMI with respect to the designation of two directors will terminate at such time as the shares of our common stock into which the shares of the Series A Preferred Stock owned by VEMI are convertible fall below 1,007,190, which is half of the number of shares into which the Series A Preferred Stock was convertible when it was originally issued. VEMI has exercised its right to designate Mr. Xu and Mr. Dong as members of our board of directors.

      Under the terms of a debenture purchase agreement entered into between us and FINOVA Mezzanine Capital Inc. in July 1997, we agreed that the size of our board of directors would be increased to nine, and that a person designated by FINOVA Mezzanine Capital would be elected to our board of directors. We also agreed to include a person designated by FINOVA Mezzanine Capital in the group of nominees designated by our management in connection with director elections, and to recommend the election of the person designated by FINOVA Mezzanine Capital, as long as the principal amount of the debenture held by FINOVA Mezzanine Capital was at least $1,125,000, which is 25% of the original principal amount of the debenture. In addition, for as long as the principal amount of the debenture owned by FINOVA Mezzanine Capital is at least $1,125,000, if no person designated by FINOVA Mezzanine Capital was a director, we agreed that we would invite one person designated by FINOVA Mezzanine Capital to observe our board meetings without the right to vote, and to provide this person with copies of all materials distributed to our directors. FINOVA Mezzanine Capital has not exercised its right to designate a person to be elected to our board of directors.

      Our executive officers are appointed by our board on an annual basis until their successors have been elected and qualified. Mr. Tzur is the brother-in-law of Mr. Israel.

ITEM 11. EXECUTIVE COMPENSATION

      Each director, other than Messrs. Xu and Dong, who is not an officer or employee receives a fee of $2,500 per quarter and is reimbursed for out-of-pocket expenses incurred in connection with attending meetings of our board of directors. During 2001, Messrs. Weiner, Robinson and Kessler and Ms. Jaros each received $10,000 in directors fees. Although we do not have a formal policy regarding the issuance of options to directors as part of their compensation, we have historically made an annual grant to each of our directors of options to purchase 1,000 shares of our common stock. In 2001 we issued options to purchase 1,000 shares of our common stock to each of Ms. Jaros, Mr. Kessler, Mr. Robinson and Mr. Weiner, all of which had exercise prices of $1.95 per share.

      Audit Committee. Our audit committee consists of our four independent directors - Mr. Robinson, Mr. Kessler, Mr. Weiner and Ms. Jaros. Mr. Weiner is Chairman of the audit committee. The duties of the audit committee are generally to recommend and review the activities and reports of our independent auditors and to report the results of this review to our board of directors. The audit committee also periodically reviews the adequacy of our internal controls.

      Compensation Committee. The compensation committee of our board of directors is comprised of Messrs. Robinson, Weiner and Kessler, none of whom have ever been an officer or employee of ours. Mr. Robinson is chairman of the compensation committee. None of our executive officers serves or has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board or compensation committee. Before we formed the compensation committee, all compensation decisions were made by our entire board of directors. The duties of the compensation committee are generally to review employment, development, reassignment and compensation matters involving corporate officers and other executive level employees as may be appropriate including, among other things, issues relating to salary, bonus, stock options and other incentive arrangements.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

      Presently, all compensation decisions relating to the salaries of the Named Executive Officers are governed by employment agreements between each of Mr. Tzur, Scott and Israel and us, which agreements originally provided for the payment of annual base salaries of $135,000, subject to increases or decreases, to each of such individuals in amount as determined by either the Board of Directors or the Compensation Committee, and periodic bonuses. Because the Named Executive Officers' employment agreements presently control the compensation paid to such executive officers, the Compensation Committee did not formulate policies with respect to the Named Executive Officers' compensation during 2001.

Members of the Compensation Committee:

               Sheldon Robinson      Sol S. Weiner    Dennis L. Kessler

      Nominating Committee. Our nominating committee consists of Mr. Scott, who is the committee's Chairman, and Messrs. Kessler, Tzur and Israel. The nominating committee nominates candidates for election to our board of directors. The nominating committee did not meet during 2001.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than 10% of the outstanding shares of our common stock file with the Securities and Exchange Commission reports relating to their ownership of our common stock and changes in this ownership. We are required to identify any persons subject to this requirement who failed to file any of these reports on a timely basis. Based solely on a review of the copies of the reports furnished to us, we believe all of these reports were filed on a timely basis for 2001 except for a Form 3 filed on behalf of M. Catherine Jaros.

EMPLOYMENT AGREEMENTS

      Mr. Tzur, Mr. Scott and Mr. Israel are each parties to employment agreements with us. All of these agreements extend to May 2002, unless terminated sooner in accordance with the provisions of the agreements, and provide for the automatic renewal of the agreements for successive periods of one year. The employment agreements of Mr. Tzur, Mr. Scott and Mr. Israel currently provide for annual base salaries of $230,432, $257,250 and $143,220, respectively, and periodic bonuses. Each employment agreement provides for a payment of two years then salary in the event of termination of employment without cause. Under the terms of the employment agreements, as amended, these officers' compensation is subject to periodic adjustment by our board of directors, or a committee of the board.

      The above employment agreements contain non-competition covenants under which Messrs. Tzur, Scott and Israel are prohibited from owning, subject to limited exceptions, or providing specified services to, businesses similar to or in competition with our business, during the period that these individuals are employed under the employment agreements, and for a one-year period thereafter.

EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the total annual compensation paid by us to our Chief Executive Officer and each of our other executive officers whose total cash compensation for the year ended December 31, 2000 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                              ANNUAL COMPENSATION       COMPENSATION
                                                              -------------------       ------------
                                                                                                            ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR      SALARY         BONUSES     NUMBER OF OPTIONS    COMPENSATION
---------------------------                      ----      ------         -------     -----------------    ------------
Yehuda Tzur................................      2001      $212,000            --            25,000              --
Chairman of the Board                            2000      $208,000       $25,000            25,000              --
                                                 1999      $190,000            --            30,000              --

Arvin Scott................................      2001      $235,000            --            50,000              --
President and Chief Executive Officer            2000      $220,000       $25,000            25,000              --
                                                 1999      $200,000            --            40,000              --

Sami Israel................................      2001      $137,440           --              3,000              --
Vice President                                   2000      $143,220        $7,000            10,000              --
                                                 1999      $139,050            --             5,000              --

Jerome J.  Hiss............................      2001      $131,200            --                --              --
Chief Financial Officer and Secretary (1)        2000      $111,300       $14,500            12,000              --
                                                 1999      $106,000            --            12,000              --

(1) Mr. Hiss was employed by us until November 2001.

      The total compensation we paid to all persons who served as our directors and executive officers in 2001, eleven persons, was $768,000.

STOCK OPTION PLAN

      We maintain the Universal Automotive Industries, Inc. Share Option Plan, which we will refer to as the "stock option plan," for the benefit of key employees, non-employee directors, advisors, independent contractors and other persons whom our board of directors believes are valuable to us. Options granted under the stock option plan may be either incentive stock options, or "ISOs," under Section 422 of the Internal Revenue Code of 1986 or nonstatutory options, or options which are not intended to be "incentive stock options," as defined in
Section 422 of the Code.

      Our stock option plan, which was adopted by the Board of Directors on October 13, 1994 and approved by our stockholders on October 13, 1994, is intended to encourage ownership of our common stock by eligible persons such as employees, officers, directors, and consultants, in order to attract these persons or to encourage them to serve or continue to serve with us, and to provide additional incentives for these persons to promote our success. The stock option plan has been amended on several occasions to increase the number of shares subject to the plan. The latest amendment increased the total shares of common stock reserved for issuance under the stock option plan to 1,400,000. The plan is administered by our board of directors, which may delegate its authority to a committee.

      Under our stock option plan, no ISOs may be granted after ten years from the date of adoption and approval of the stock option plan by our board and stockholders. The fair market value of shares of common stock with respect to which ISOs are exercisable for the first time by any person eligible to participate in the plan during any calendar year shall not exceed $100,000.

      The exercise price per share for shares underlying each nonstatutory option will be determined by our board of directors, which has the power to determine eligibility to receive options and the terms of any options granted, including the exercise price, the number of shares subject to the nonstatutory option, the vesting schedule and the exercise period. The exercise price per share for shares underlying all ISOs granted under the stock option plan must be at least equal to the fair market value of a share of our common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price per share for shares underlying any ISO granted must equal at least 110% of the fair market value of a share of common stock covered by the ISO on the grant date, and the ISO shall terminate not more than ten years from the grant date.

      Nonstatutory options must terminate not more than eleven years from the date of grant. All options granted under the stock option plan may be exercised over a period of time after such person leaves our employment or after death. All options granted under the stock option plan are non-transferable.

           As of March 15, 2002 the market value of our common stock, based upon the closing price on the Nasdaq SmallCap Market, was $2.65 per share. The following table sets forth the amount of all options received, to date, by the persons listed in the table:

            Name                                                               Amount of Options
            ----                                                               -----------------
            Yehuda Tzur, Chairman of the Board                                      181,000

            Arvin Scott, President and Chief Executive Officer                      367,000

            Sami Israel, Vice-President                                              33,000

            Robert W. Zimmer, Chief Financial Officer, Treasurer and                 50,000
            Secretary

            All current executive officers, as a group                              631,000

            All current directors who are not executive officers, as a
            group                                                                    20,000
                                                                                    -------

            All employees, including all current officers who are not
            executive officers, as a group                                          288,550
                                                                                    =======

OPTION GRANTS

      The following table sets forth information with respect to options granted to Messrs. Tzur, Scott, Israel and Zimmer during the year ended December 31, 2001 under our stock option plan. We did not grant any stock appreciation rights during the year.

                              Option Grants in 2001

                                                                                               Potential Realized Value
                                                                                               at Assumed Annual Rates
                                                                                             of Stock Price Appreciation
                                Individual Grants                                                    for Option Term
-----------------------------------------------------------------------------------------    ----------------------------
                       Number of           % of Total
                       Securities         Options Granted      Exercise
                       Underlying          to Employees          Price        Expiration
Name                Options Granted       in Fiscal Year      (per Share)        Date           5% ($)           10% ($)
----                ---------------       ---------------     -----------     -----------       ------           -------
Yehuda Tzur              25,000                11.1%              $2.41        1/5/2011         $28,932         $ 81,757
Arvin Scott              50,000                22.3%              $2.41        1/5/2011         $57,864         $163,514
Sami Israel               3,000                 1.3%              $2.19        1/5/2011         $ 4,132         $ 10,480
Robert Zimmer            50,000                22.3%              $2.66       11/28/2011        $83,642         $211,968

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

           The following table provides information on option exercises during the year ended December 31, 2001 by our executive officers and the value of these officers' unexercised stock options as of December 31, 2001.

                                                                  Number of Unexercised             Value of Unexercised
                                                                   Options at 12/31/01        In-the-Money Options at 12/31/01
                                                              -----------------------------   --------------------------------
                         Shares
                        Acquired             Value
Name                on Exercise (#)       Realized ($)        Exercisable     Unexercisable    Exercisable      Unexercisable
----                ---------------       ------------        -----------     -------------    -----------      -------------
Yehuda Tzur                0                    0                 64,800           66,200         56,728             79,507
Arvin Scott                0                    0                139,800          127,200        179,900            159,042
Sami Israel                0                    0                  7,000           16,000         10,980             20,120
Robert Zimmer              0                    0                      0           50,000              0             39,000

COMPARATIVE PERFORMANCE GRAPH

      The graph set forth below compares cumulative total shareholder return on our Common Stock with the cumulative total return of the companies listed on the Nasdaq Stock Market (U.S. Companies) ("Nasdaq Market Index") and an industry group consisting of publicly-traded companies included in the Company's Standard Industrial Classification Code (SIC Code 5013 - Motor Vehicle Supplies & New Parts) (the "Industry Index") for the period from December 15, 1994 to December 31, 2001. The comparison assumes the investment of $100 in Common Stock, the Nasdaq Market Index and the Industry Index on December 15, 1994 and the reinvestment of all dividends. The shareholder return of each of the companies in the Industry Index has been weighted according to market capitalization at the beginning of each measurement period. Although most of the companies included in the Industry Index engage in the distribution of brake parts, such companies also engage in other lines of business.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                   AMONG UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                              [PERFORMANCE CHART]

                                        1996     1997     1998     1999     2000     2001
                                       ------   ------   ------   ------   ------   ------
UNIVERSAL AUTOMOTIVE INDUSTRIES, INC   100.00    89.40    54.55   112.12    96.97   166.79
SIC CODE INDEX                         100.00   106.72   102.12    77.15    82.81   127.27
NASDAQ MARKET INDEX                    100.00   122.32   172.52   304.29   191.25   152.46


                    ASSUMES $100 INVESTED ON JANUARY 1, 1997
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2001

LIMITATION ON LIABILITY OF AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

      Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for:

      - any breach of their duty of loyalty to the corporation or its stockholders;

      - acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

      - unlawful payments of dividends or unlawful stock repurchases or redemptions; or

      - any transaction from which the director derived an improper personal benefit.

      The limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

      Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees and other agents to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in his or her capacity as an officer, director, employee or other agent, regardless of whether our bylaws would permit indemnification for the liability.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of ours, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      We intend to enter into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our bylaws, prior to the completion of this offering. These agreements, among other things, will provide for indemnification for judgments, fines, settlement amounts and expenses, including attorneys' fees incurred by any director, executive officer or controller of ours in any action or proceeding, including any action by us or on our behalf, arising out of the person's services as a director, executive officer or controller of ours, or of any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. The limited liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty and may reduce the likelihood of derivative litigation against our directors and officers, even though a derivative action, if successful, might otherwise benefit us and our stockholders. A stockholder's investment in us may lose value to the extent we pay the costs of settlement or damage awards against our directors and officers under these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of shares of our voting stock as of March 15, 2002 by:

      -     each director who beneficially owns shares of our voting stock;

      -     each of our executive officers;

      - each person that is known by us to beneficially own more than 5% of the outstanding shares of our voting stock; and

      -     all of our directors and executive officers as a group.

      As of March 15, 2002, we had 8,220,949 shares of common stock, 201,438 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock outstanding. The outstanding shares of Series A and Series B Preferred Stock, as of March 15, 2002, were convertible into, and had voting rights equivalent to, 3,014,380 shares of our common stock.

      For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from March 15, 2002 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days from March 15, 2002, have been exercised. Unless otherwise indicated, we believe that all persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address of each person listed in the following table is 11859 South Central, Alsip, Illinois 60803.

                                             Beneficial Ownership Before Offering
                                             ------------------------------------

                                                                     Shares Issuable
                                                                   Pursuant to Options
                                                                       or Warrants
                                                                   Exercisable Within
                                                                       60 Days of
Name                                       Number of Shares          March 15, 2002         Percent Beneficially Owned
----                                       ----------------          --------------         --------------------------
Venture Equities Management, Inc.             2,014,380(1)             1,600,000(2)                    28.15%
Wanxiang America Corporation
Wanxiang Group Corporation

Arvin Scott                                     981,150                  154,800(3)                     9.97%

Yehuda Tzur                                   1,045,000                   74,800(4)                     9.90%

FINOVA Mezzanine Capital, Inc.                1,000,000                                                 8.90%

Sami Israel                                     941,000(6)                 9,600(7)                     8.45%

Sol S. Weiner                                   156,000(8)                 7,000(9)                     1.44%

Sheldon Robinson                                115,000(10)                7,000(11)                    1.08%

Dennis L. Kessler                               100,000(12)                5,000(13)                      *

Robert W. Zimmer                                      0                        0                          *

M. Catherine Jaros (14)                               0                    1,000(15)                      *

Feng  Dong(16)                                        0                        0                          *

Zemin Xu(15)                                          0                        0                          *

All directors, and officers as a              3,338,150                  259,200(17)                    31.30%
group (10 persons)

-----------
*     less than one percent

(1) Includes 201,438 shares of Series A Preferred Stock which are convertible into, and have voting rights equivalent to, 2,014,380 shares of our common stock. All of the shares of Series A Preferred Stock are owned by Venture Management, Inc. Wanxiang American Corporation and Wanxiang Group Corporation are also considered beneficial owners of these shares. Wanxiang America Corporation and Wanxiang Group Corporation disclaim beneficial ownership of these shares. The address of Venture Equities Management, Inc.

      and Wanxiang America Corporation is 88 Airport Road, Elgin, Illinois 60123. The address of Wanxiang Group Corporation is Xiaoshan District, Hangzhou, Zhejiang, 311215, P.R. China.

(2) Consists of warrants to purchase a total of 1,600,000 shares of our common stock owned by Venture Equities Management, Inc.

(3) Consists of 154,800 shares issuable upon the exercise of options held by Mr. Scott.

(4) Consists of 74,800 shares issuable upon the exercise of options held by Mr. Tzur.

(5) Consists of 100,000 shares of Series B Preferred Stock which are convertible into, and have voting rights equivalent to, 1,000,000 shares of our common stock. The address of FINOVA Capital is 500 Church Street, Suite 200, Nashville, TN 37219.

(6)   Includes 467,050 shares owned by Mr. Israel's spouse and children.

(7) Consists of 6,000 shares of issuable upon the exercise of options held by Mr. Israel.

(8) Includes 6,000 shares owned by Mr. Weiner's spouse. Mr. Weiner's address is 101 Hamilton Avenue, Evanston, Illinois 60202.

(9) Consists of 7,000 shares issuable upon the exercise of options held by Mr. Weiner.

(10) Includes 100,000 shares owned by a general partnership managed by Mr. Robinson. Mr. Robinson's address is 6633 North Sacramento, Chicago, Illinois 60645.

(11) Consists of 16,000 shares issuable upon the exercise of options held by Mr. Robinson.

(12)  Mr. Kessler's address is 170 Lakeside Place, Highland Park, Illinois
      60035.

(13) Consists of 4,000 shares issuable upon the exercise of options held by Mr. Kessler.

(14)  Ms. Jaros' address is 216 Summerfield Road, Northbrook, Illinois 60062.

(15)  Consists of 1,000 shares issuable upon exercise of options held by Ms.
      Jaros.

(16) The address of each of Messrs. Dong and Xu is 1226 Michael Drive, Suite B-1, Wood Dale, Illinois 60191.

(17)  Consists of 259,200 shares issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

      Other than the employment agreements described in Item 11, Executive Compensation, and the transactions described below, since January 1, 2000 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest.

      We maintain key man term life insurance policies which we purchased through an insurance agency of which Sheldon Robinson, one of our directors, is an owner, covering the lives of Mr. Scott and Mr. Tzur. We paid premiums of approximately $10,000 for these policies in 2001.

      Our board of directors has approved unsecured loans to each of Yehuda Tzur, our Chairman and Arvin Scott, our President and Chief Executive Officer. As of December 31, 2001, amounts of $177,500 and $136,200 were due from Messrs. Tzur and Scott, respectively. The loans are due on demand and bear interest at the applicable federal rate imposed by the Internal Revenue Service for one-year obligations.

      During late 2000 and early 2001, each of Messrs. Kessler and Weiner exchanged 200,000 shares of preferred stock of eParts eXchange, Inc., which is one of our subsidiaries, for 50,000 shares of our common stock. The exchange ratio for the eParts eXchange preferred stock is the same for all persons who exchanged their eParts eXchange preferred stock for our common stock.

      During 2001, we purchased material from Wanxiang America Corporation, an affiliate of Venture Equities Management Inc., which holds all of our outstanding Series A Preferred Stock. The aggregate amount of such purchases was approximately $565,000.

      We believe that the transactions described above were fair and reasonable and on terms at least as favorable as we would expect to negotiate with an unaffiliated third party. In the future, we intend to present all proposed transactions between us and our officers, directors or 5% shareholders, and affiliates, to our board of directors for consideration and approval. Any such transaction will require approval by a majority of the directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

STOCKHOLDERS AGREEMENT AND PROXIES

      In connection with the issuance of the Series A Preferred Stock to Venture Equities Management, Inc., or "VEMI," we, Mr. Tzur, Mr. Scott, Mr. Israel and VEMI entered into a stockholders agreement. In the stockholders agreement Mr. Tzur, Mr. Scott and Mr. Israel agreed to vote their shares in favor of, and we agreed to take all actions within our control so that, our board of directors will consist of nine members, two of whom are designated by VEMI, and that one of the individuals designated by VEMI would be appointed as co-chairman of the board. We also agreed to take any actions within our control, and these shareholders agreed to vote in favor of actions, needed to ensure that the composition of the board of directors of each of our subsidiaries would be proportionate to that of our board, provided that at least one VEMI designee was on the board of each of our subsidiaries, and that the composition of any committees of our board of directors would be proportionate to that of our board, provided that at least one VEMI designee would be on each committee. The stockholders' agreement also provides that Mr. Tzur, Mr. Scott and Mr. Israel will vote their shares in favor of the election of the VEMI designees to our board of directors.

      The stockholders agreement provides that if Mr. Tzur, Mr. Scott or Mr. Israel wish to transfer their shares, they must notify VEMI of the proposed transfer, and that VEMI has the right to purchase the shares on the proposed terms. The agreement provides a similar right to Mr. Tzur, Mr. Scott and Mr. Israel in the event VEMI proposes to transfer its shares to a competitor of ours.

      In the stockholders agreement we also granted pre-emptive rights to VEMI which entitle VEMI, in connection with most offerings of stock or securities convertible into stock, to purchase a number of the new securities sufficient to enable VEMI to maintain its percentage of ownership of our voting stock, on the most favorable terms made available to other purchasers in the offering. The pre-emptive rights granted to VEMI do not apply to the issuance of up to 200,000 shares of our common stock under our stock option plan to persons who have never been directors of ours, or shares issued upon the exercise of options or warrants outstanding on the date we issued the Series A Preferred Stock. The provisions of the stockholders agreement with regard to the designation of directors by VEMI and similar matters, the rights of VEMI and Mr. Tzur, Mr. Scott and Mr. Israel to purchase stock in specified circumstances and the pre-emptive rights granted to VEMI will terminate if the shares of our common stock into which the shares of the Series A Preferred Stock owned by VEMI are convertible fall below 1,007,190, which is half of the number of shares into which the Series A Preferred Stock was convertible when it was originally issued.

      In connection with the issuance of the Series A Preferred Stock to VEMI, Mr. Scott and Mr. Tzur both executed irrevocable proxies in favor of VEMI or its representative. The proxies cover all the shares of our common stock owned by Mr. Scott and Mr. Tzur, which is currently 2,027,150 shares. The proxies effectively grant VEMI voting power over the shares owned by Mr. Tzur and Mr. Scott if an event of default, as defined in the certificate of designations for the Series A Preferred Stock or the Default Warrant issued to VEMI, occurs. The proxies generally give VEMI the power to vote a number of shares owned by Mr. Scott and Mr. Tzur equal to the number of shares it acquires upon exercise of the Default Warrant, which can only be exercised if a defined event of default occurs. However, if the default in question stems from our breach of any provision of the purchase agreement relating to the issuance of the Series A Preferred Stock, the stockholders agreement described above, any of the warrants issued to VEMI, or the supply agreement entered into with Wanxiang America Corporation, VEMI or its designee will have the right to vote all of the shares held by Mr. Tzur and Mr. Scott whether or not it exercises the default warrant. If a default occurs which grants VEMI or its designee voting rights over all of the shares and is later cured, the voting rights will terminate after one year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)    List of documents filed:

      (1)    Financial Statements:

      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:

             Independent Auditors' Reports....................................................          F-1

             Consolidated Balance Sheets as of December 31, 2001 and 2000.....................   F-2 to F-3

             Consolidated Statements of Operations for the years ended
               December 31, 2001, 2000 and 1999...............................................          F-4

             Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 2001, 2000 and 1999...........................   F-5 to F-6

             Consolidated Statements of Cash Flows for the years ended
               December 31, 2001, 2000 and 1999...............................................    F-7 to F-8

             Notes to Consolidated Financial Statements.......................................   F-9 to F-21

      (2)    Financial Statement Schedules:

             Independent Auditors' Report.....................................................          S-1
             Schedule I -- Condensed Financial Information of Registrant......................   S-2 to S-4

             Schedule II -- Valuation and Qualifying Accounts.................................          S-5

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3(a)   Restated Certificate of Incorporation of Universal Automotive
             Industries, Inc. ("UAI") (Exhibit 3.1 to our Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14,
             1994)*

      3(b) Restated Bylaws of UAI (Exhibit 3.2 to our Registration Statement on Form S-1 (No. 33- 85162) as filed with the SEC on October 14,
             1994)*

      3(c)   Certificate of Designations, Preferences and Rights of Class A
             Preferred Stock (Exhibit 4.1 to our Form 8-K Report as filed with the SEC on September 9, 2001)*

      3(d)   Certificate of Amendment to Certificate of Designations,
             Preferences and Rights of Class A Preferred Stock

      3(e)   Certificate of Designations, Preferences and Rights of Series B
             Convertible Preferred Stock

      3(f)   Certificate of Amendment to Certificate of Incorporation dated
             August 27, 2001

      4(a)   Form of Warrant Agreement (including form of Warrant) (Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      10(a)  Form of UAI Share Option Plan (Exhibit 10.1 to the Company's
             Registration Statement on Form S-1 (No. 33-85162) as filed with the
             SEC on October 14, 1994)*

      10(b)  Amended Universal Automotive Industries, Inc. Share Option Plan
             (Exhibit 10 to our Registration Statement on Form S-8 (No.
             333-67150) filed with the SEC on August 9, 2001)*

      10(c) Stock Exchange Agreement, dated May 5, 1994, by and between UAI, and Yehuda Tzur, Reuben Gabay, Sami Israel and Arvin Scott (Exhibit
             10.9 to the Company's Registration Statement on Form S-1 (No.
             33-85162) as filed with the SEC on October 14, 1994)*

      10(d) Stock Exchange Agreement, dated April 30, 1994, by and between UAI and Yehuda Tzur, Reuben Gabay, Sami Israel, Arvin Scott and Eric
             Goodman (Exhibit 10.10 to the Company's Registration Statement on
             Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      10(e)  Employment Agreement, dated May 5, 1994, by and between UA and
             Yehuda Tzur (Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14,
             1994)*

      10(f) First Amendment to Employment Agreement dated December 14, 1994, between UA and Yehuda Tzur (Exhibit 10.28 to the Company's
             Registration Statement on Form S-1 (No. 33- 85162) as filed with the SEC on October 14, 1994)*

      10(g)  Amendment to Employment Agreement dated December 14, 1994 between
             Universal Automotive Industries, Inc. and Yehuda Tzur

      10(h)  Employment Agreement, dated May 5, 1994, by and between UA and
             Arvin Scott (Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14,
             1994)*

      10(i) First Amendment to Employment Agreement, dated December 14, 1994, between UA and Arvin Scott (Exhibit 10.30 to the Company's
             Registration Statement on Form S-1 (No. 33- 85162) as filed with the SEC on October 14, 1994)*

      10(j)  Amendment to Employment Agreement dated December 14, 1994 between
             Universal Automotive Industries, Inc. and Arvin Scott

      10(k)  Employment Agreement, dated May 5, 1994 by and between UA and Sami
             Israel (Exhibit 10.35 to the Company's Registration Statement on
             Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

      10(l) First Amendment to Employment\Agreement, dated December 14, 1994 by and between UA and Sami Israel (Exhibit 10.36 to the Company's
             Registration Statement on Form S-1 (No. 33-85162) as filed with the
             SEC on October 14, 1994)*

      10(m)  Amendment to Employment Agreement dated December 14, 1994 between
             Universal Automotive Industries, Inc. and Sami Israel

      10(n)  Purchase Agreement dated August 28, 2001 between Universal
             Automotive Industries, Inc. and Venture Equities Management, Inc.
             (Exhibit 10.1 to our Form 8-K Report filed with the SEC on September 9, 2001)*

      10(o)  VEMI Default Warrant to purchase up to 2,500,000 Shares of
             Registrant's Common Stock (Exhibit 10.2 to our Form 8-K Report filed with the SEC on September 9, 2001)*

      10(p)  VEMI Warrant to purchase up to 800,000 Shares of Registrant's
             Common Stock at $2.00 per Share (Exhibit 10.3 to our Form 8-K
             Report filed with the SEC on September 9, 2001)*

      10(q)  VEMI Warrant to purchase up to 800,000 Shares of Registrant's
             Common Stock at greater of $2.00 per Share or 60 Day Average Market
             Price (Exhibit 10.4 to our Form 8-K Report filed with the SEC on
             September 9, 2001)*

      10(r)  Registration Rights Agreement Between Registrant and VEMI (Exhibit
             10.5 to our Form 8-K Report filed with the SEC on September 9,
             2001)*

      10(s)  Stockholders Agreement Among VEMI, Registrant, Arvin Scott, Yehuda
             Tzur and Sami Israel (Exhibit 10.6 to our Form 8-K Report filed with the SEC on September 9, 2001)*

      10(t)  Supply Agreement Between Registrant and Wanxiang America
             Corporation (Exhibit 10.7 to our Form 8-K Report filed with the SEC on September 9, 2001)*

      10(u)  Letter Agreement Granting VEMI a "Put" Right in Event of Failure to
             Obtain Nasdaq Confirmation of Net Tangible Assets Compliance
             (Exhibit 10.8 to our Form 8-K Report filed with the SEC on September 9, 2001)*

      10(v)  Consulting Agreement between Universal Automotive Industries, Inc.
             and EBI Securities Corporation dated May 6, 1999 (Exhibit 4.1 to our Registration Statement on Form S-3 (No. 333-45538) filed with the SEC on September 11, 2001)*

      10(w)  Credit Agreement by and between LaSalle National Bank and Universal
             Automotive Industries, Inc. dated as of July 14, 1997 (Exhibit
             10.42 to our Annual Report on Form 10-K for the year ended December
             31, 2000 filed with the SEC on April 17, 2001)*

      10(x)  Debenture Purchase Agreement between Universal Automotive
             Industries, Inc. and Sirrom Capital Corporation dated July 11, 1997
             (Exhibit 10.42 to our Annual Report on Form 10-K for the year ended
             December 31, 2000 filed with the SEC on April 17, 2001)*

      10(y)  Preferred Stock Agreement dated October 30, 2001 by and between
             Universal Automotive Industries, Inc. and FINOVA Mezzanine Capital,
             Inc.

      10(z)  Preferred Stock Voting Agreement dated December 5, 2001.

      10(aa) First Amendment to Debenture Purchase Agreement dated as of October
             30, 2001 by and between Universal Automotive Industries, Inc. and
             FINOVA Mezzanine Capital, Inc.

      10(ab) First Amendment to Universal Automotive Industries, Inc. 12.25%
             Subordinated Debenture due July 11, 2002

      10(ac) Prepayment Agreement dated as of October 30, 2001 between Universal
             Automotive Industries, Inc. and FINOVA Mezzanine Capital, Inc.

      10(ad) Form of Warrant in Connection with Universal Automotive Industries,
             Inc.'s February 25, 2002 Private Offering

      10(ae) Form of Registration Rights Agreement in Connection with Universal
             Automotive Industries, Inc.'s February 25, 2002 Private Offering

      10(af) Warrant to Placement Agent in Connection with Universal Automotive
             Industries, Inc.'s February 25, 2002 Private Warrant

      10(ag) Registration Rights Agreement to Placement Agent in Connection with
             Universal Automotive Industries, Inc.'s February 25, 2002 Private
             Warrant

      10(ah) Investment Banking Agreement dated as of November 30, 2001 by and between Universal Automotive Industries, Inc. and J.P. Turner &
             Company, L.L.C.

      10(ai) Corporate Consulting Agreement dated October 16, 2001 by and between Universal Automotive Industries, Inc. and Schneider
             Securities, Inc.

      21     Subsidiaries of the Registrant

      23     Consent of Altschuler Melvoin & Glasser LLP

----------

* These exhibits are incorporated herein by reference to the report referenced after each exhibit next to which an asterisk appears.

+     Indicates executive compensation plans and arrangements.

      (b)    Reports on Form 8-K

      The Company filed a reports of Form 8-K during the fourth quarter of 2001 on October 11, 2001 wherein it disclosed information under Item 5. Other Information Included as exhibits to this Form 8-K were unaudited Consolidated Balance Sheets as of August 31, 2001, Consolidated Statements of Operations for the Two and Eight Months Ended August 31, 2001, Consolidated Statements of Cash Flow for the Eight Months Ended August 31, 2001 and Notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                  By: /s/ Arvin Scott
                                     ------------------------------------------
                                           Arvin Scott, Chief Executive Officer
Date: March 29, 2002

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.

          Signatures                               Title                                               Date
          ----------                               -----                                               ----
/s/ Arvin Scott                        Chief Executive Officer, President and
-------------------------------        Director (Principal Executive Officer)                     March 29, 2002
       Arvin Scott

/s/ Robert Zimmer                      Chief Financial Officer (Principal Financial
-------------------------------        Officer)                                                   March 29, 2002
       Robert Zimmer

/s/ Yehuda Tzur                        Director                                                   March 29, 2002
-------------------------------
       Yehuda Tzur

/s/ Sami Israel                        Director                                                   March 29, 2002
-------------------------------
       Sami Israel

/s/ Sheldon Robinson                   Director                                                   March 29, 2002
-------------------------------
       Sheldon Robinson

/s/ Sol S. Weiner                      Director                                                   March 29, 2002
-------------------------------
       Sol S. Weiner

/s/ Dennis Kessler                     Director                                                   March 29, 2002
-------------------------------
       Dennis Kessler

/s/ M. Catherine Jaros                 Director                                                   March 29, 2002
-------------------------------
       M. Catherine Jaros

/s/ Zemin Xu                           Director                                                   March 29, 2002
-------------------------------
       Zemin Xu

/s/ Feng Dong                          Director                                                   March 29, 2002
-------------------------------
       Feng Dong

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
TABLE OF CONTENTS
DECEMBER 31, 2001, 2000 AND 1999

                                                                                  Page
INDEPENDENT AUDITORS' REPORT                                                      F - 1

FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                          F - 2 to F - 3

        Consolidated Statements of Operations                                     F - 4

        Consolidated Statements of Changes in Stockholders' Equity           F - 5 to F - 6

        Consolidated Statements of Cash Flows                                F - 7 to F - 8

        Notes to the Consolidated Financial Statements                       F - 9 to F - 21

SUPPLEMENTARY INFORMATION

        Independent Auditors' Report on Schedules                                  S-1

        Condensed Financial Information of Registrant (Schedule I)             S-2 to S-4

        Valuation and Qualifying Accounts (Schedule II)                            S-5

INDEPENDENT AUDITORS' REPORT

Board of Directors of
Universal Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Universal Automotive Industries, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's Hungarian subsidiary (Notes 1 and 11) which statements reflect aggregate total assets of $0 and $1,013,087 as of December 31, 2001 and 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary (before estimated loss on disposal) is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
March 27, 2002

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

                                                                                       2001             2000
                                                                                -----------     -----------
ASSETS

Current assets
    Cash                                                                        $   976,585     $    56,127
    Accounts receivable, trade (net of allowance for doubtful accounts of
      $635,931 and $608,624 in 2001 and 2000)                                    15,789,886      14,495,708
    Inventories                                                                  16,417,009      19,298,485
    Deferred income taxes                                                           240,000         578,000
    Prepaid expenses and other current assets                                       486,293         859,323
    Net current assets of Hungarian operations                                                      213,087
                                                                                -----------     -----------
                                                                                 33,909,773      35,500,730
                                                                                -----------     -----------

Property and equipment - net of accumulated depreciation                          4,728,034       4,996,811
                                                                                -----------     -----------

Property and equipment - Hungarian operations                                            --         800,000
                                                                                -----------     -----------

Other assets
    Goodwill (net of accumulated amortization of $373,245 and $343,755
       in 2001 and 2000)                                                            480,498         521,690
    Deferred income taxes                                                                            89,800
    Due from stockholders                                                           320,929         258,720
    Other assets                                                                    598,609         815,305
                                                                                -----------     -----------
                                                                                  1,400,036       1,685,515
                                                                                -----------     -----------

                                                                                $40,037,843     $42,983,056
                                                                                ===========     ===========


See accompanying notes.                                                    F - 2

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
DECEMBER 31, 2001 AND 2000

                                                                                          2001              2000
                                                                                  ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

    Accounts payable, trade                                                       $ 11,446,262      $ 14,524,409
    Subordinated debenture, current portion                                            492,226
    Long-term indebtedness, current portion                                            379,120           473,405
    Accrued expenses and other current liabilities                                   3,569,600         3,404,582
    Estimated loss on disposal of Hungarian operations                                                   860,161
                                                                                  ------------      ------------
                                                                                    15,887,208        19,262,557
                                                                                  ------------      ------------
Long-term liabilities
    Revolving loan indebtedness                                                     19,021,873        17,264,111
    Long-term indebtedness, noncurrent portion                                         421,269           856,151
    Subordinated debenture, noncurrent portion                                       1,179,986         4,430,625
                                                                                  ------------      ------------
                                                                                    20,623,128        22,550,887
                                                                                  ------------      ------------

Minority interest                                                                           --           450,000
                                                                                  ------------      ------------

Stockholders' equity
    Preferred stock (authorized 2,000,000 shares, $0.01 par value,
      201,438 shares of series A and 100,000 shares of series B
      issued and outstanding in 2001)                                                    3,014
    Common stock (authorized 30,000,000 shares,_$0.01 par value,
      7,939,599 and 7,243,570 shares_issued and outstanding in 2001 and 2000)           79,394            72,435
    Additional paid-in capital                                                      14,583,947         8,670,736
    Accumulated deficit                                                            (10,136,023)       (6,774,614)
    Accumulated other comprehensive loss                                              (882,825)       (1,248,945)
    Stock subscription receivable                                                     (120,000)
                                                                                  ------------      ------------
                                                                                     3,527,507           719,612
                                                                                  ------------      ------------

                                                                                  $ 40,037,843      $ 42,983,056
                                                                                  ============      ============


See accompanying notes.                                                    F - 3

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001             2000              1999
                                                           ------------      ------------      ------------
Net sales                                                  $ 71,823,135      $ 69,944,023      $ 67,752,249

Cost of sales                                                59,351,782        56,509,811        53,539,565
                                                           ------------      ------------      ------------

GROSS PROFIT                                                 12,471,353        13,434,212        14,212,684
                                                           ------------      ------------      ------------

Selling, general and administrative                          12,397,436        12,829,079        11,741,821
Other operating expenses                                        792,555           320,000           160,300
Loss from Hungarian operations                                  294,897                           4,337,109
                                                           ------------      ------------      ------------

                                                             13,484,888        13,149,079        16,239,230
                                                           ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                (1,013,535)          285,133        (2,026,546)
                                                           ------------      ------------      ------------

Other (income) expense
    Interest expense                                          2,503,383         2,593,656         2,025,125
    (Gain) loss on disposition of assets                                          109,624        (1,153,454)
    Other                                                      (148,950)         (124,853)           (9,806)
                                                           ------------      ------------      ------------
                                                              2,354,433         2,578,427           861,865
                                                           ------------      ------------      ------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              (3,367,968)       (2,293,294)       (2,888,411)
                                                           ------------      ------------      ------------

Income taxes
    Current                                                      12,623                              (6,471)
    Deferred                                                    427,800           (33,351)          404,662
                                                           ------------      ------------      ------------
                                                                440,423           (33,351)          398,191
                                                           ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY ITEM                               (3,808,391)       (2,259,943)       (3,286,602)

Extraordinary item - gain on debt restructuring (net
  of taxes of $0)                                               829,714
                                                           ------------      ------------      ------------

NET LOSS                                                     (2,978,677)       (2,259,943)       (3,286,602)

Issuance of preferred stock with beneficial conversion
  feature and warrants                                         (430,614)
                                                           ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                  $ (3,409,291)     $ (2,259,943)     $ (3,286,602)
                                                           ============      ============      ============

Earnings (loss) per share
    Basic and diluted
        Before extraordinary item                          $      (0.56)     $      (0.32)     $      (0.48)
        Extraordinary gain                                         0.11
                                                           ------------      ------------      ------------

                                                           $      (0.45)     $      (0.32)     $      (0.48)
                                                           ============      ============      ============

    Weighted average number of common
      shares outstanding
        Basic and diluted                                     7,553,141         7,008,438         6,789,582
                                                           ============      ============      ============


See accompanying notes.                                                    F - 4

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                Preferred Stock                 Common Stock
                                          ---------------------------      ----------------------
                                             Shares                           Shares
                                          Outstanding          Amount      Outstanding     Amount
                                          -----------          ------      -----------     ------
Balance, January 1, 1999                           --      $        --      6,769,425     $ 67,694

Comprehensive loss for January 1, 1999
    Net loss
    Other comprehensive loss,
      foreign currency translation
      adjustment
Comprehensive loss

Stock options recorded as
  compensation
Shares issued for services                                                     59,885          599
                                          -----------      -----------      ---------     --------

Balance, December 31, 1999                         --               --      6,829,310       68,293

Comprehensive loss for 2000
    Net loss
    Other comprehensive loss,
      foreign currency
      translation adjustment
Comprehensive loss

Stock options recorded as
  compensation                                                                              39,600
Warrants exercised                                                            291,760        2,917
Stock options exercised                                                        85,000          850
Shares issued for services                                                     37,500          375
                                          -----------      -----------      ---------     --------

Balance, December 31, 2000                         --               --      7,243,570       72,435

                                                                                Accumulated
                                               Additional                           Other          Stock
                                                Paid-In        Accumulated     Comprehensive    Subscription
                                                Capital          Deficit            Loss         Receivable          Total
                                              -----------      -----------     -------------    ------------      ----------
Balance, January 1, 1999                       $8,257,398     $(1,228,070)     $  (599,642)     $       --        $6,497,380
                                                                                                                  ----------

Comprehensive loss for January 1, 1999
    Net loss                                                   (3,286,602)                                        (3,286,602)
    Other comprehensive loss,
      foreign currency translation
      adjustment                                                                  (294,781)                         (294,781)
                                                                                                                  ----------
Comprehensive loss                                                                                                (3,581,383)
                                                                                                                  ----------
Stock options recorded as
  compensation                                     39,600                                                             39,600
Shares issued for services                        116,980                                                            117,579
                                               ----------     -----------      -----------      ----------        ----------

Balance, December 31, 1999                      8,413,978      (4,514,672)        (894,423)             --         3,073,176
                                                                                                                  ----------

Comprehensive loss for 2000
    Net loss                                                   (2,259,942)                                        (2,259,942)
    Other comprehensive loss,
      foreign currency
      translation adjustment                                                      (354,522)                         (354,522)
                                                                                                                  ----------
Comprehensive loss                                                                                                (2,614,464)
                                                                                                                  ----------
Stock options recorded as
  compensation                                     39,600                                                             39,600
Warrants exercised                                 25,208                                                             28,125
Stock options exercised                           119,650                                                            120,500
Shares issued for services                         72,300                                                             72,675
                                               ----------     -----------      -----------      ----------        ----------

Balance, December 31, 2000                      8,670,736      (6,774,614)      (1,248,945)             --           719,612


See accompanying notes.                                                    F - 5

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONTINUED YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                             Preferred Stock                 Common Stock
                                        ------------------------       --------------------------
                                           Shares                         Shares
                                        Outstanding       Amount       Outstanding         Amount
                                        -----------       ------       -----------         ------
Comprehensive loss for 2001
    Net loss                                     --      $      --              --      $        --
    Other comprehensive loss,
      foreign currency
      translation adjustment

Comprehensive loss

Common stock and stock options
  recorded as compensation                                                  20,300              203
Common stock and warrants
  issued for services                                                       20,000              200
Series A preferred stock issued
  with beneficial conversion
  (net of issuance costs of
  $100,000)                                 201,400          2,014
Redemption of common stock
  and warrants                                                            (279,260)          (2,793)
Series B preferred stock issued             100,000          1,000
Conversion of minority interest                                            225,000            2,250
Warrants and options exercised                                             375,300            3,753
Common stock issued in
  satisfaction of obligations                                              334,689            3,346
                                            -------      ---------       ---------      -----------

BALANCE, DECEMBER 31, 2001                  301,400      $   3,014       7,939,599      $    79,394
                                            =======      =========       =========      ===========

                                                                               Accumulated
                                             Additional                            Other          Stock
                                               Paid-In        Accumulated     Comprehensive   Subscriptions
                                               Capital           Deficit           Loss         Receivable        Total
                                            -----------       -----------     -------------   -------------    -----------
Comprehensive loss for 2001
    Net loss                                 $        --     $ (2,978,677)     $        --      $      --      $(2,978,677)
    Other comprehensive loss,
      foreign currency
      translation adjustment                                                       366,120                         366,120
                                                                                                               -----------
Comprehensive loss                                                                                              (2,612,557)
                                                                                                               -----------
Common stock and stock options
  recorded as compensation                        78,484                                                            78,687
Common stock and warrants
  issued for services                            114,993                                                           115,193
Series A preferred stock issued
  with beneficial conversion
  (net of issuance costs of
  $100,000)                                    3,080,718         (382,732)                                       2,700,000
Redemption of common stock
  and warrants                                (1,134,758)                                                       (1,137,551)
Series B preferred stock issued                1,999,000                                                         2,000,000
Conversion of minority interest                  447,750                                                           450,000
Warrants and options exercised                   730,370                                         (120,000)         614,123
Common stock issued in
  satisfaction of obligations                   596,654                                                            600,000
                                             -----------     ------------      -----------      ---------      -----------

BALANCE, DECEMBER 31, 2001                   $14,583,947     $(10,136,023)     $  (882,825)     $(120,000)     $ 3,527,507
                                             ===========     ============      ===========      =========      ===========


See accompanying notes.                                                    F - 6

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001             2000             1999
                                                         -----------      -----------      -----------
OPERATING ACTIVITIES
    Net loss                                             $(2,978,677)     $(2,259,942)     $(3,286,602)
    Depreciation and amortization                          1,319,047        1,388,669        1,117,341
    (Gain) loss on sale of property and equipment                             109,624       (1,153,454)
    Extraordinary gain                                      (829,714)
    Provision for bad debts                                  606,433          489,045          426,868
    Other, net                                                45,452           45,000           45,000
    Deferred income taxes                                    427,800          (41,560)         404,662
    Compensation expense for stock options                    78,687           39,600           39,600
    Stock issued for services                                115,193           72,675          117,579
    Changes in
        Accounts receivable, trade                        (1,900,611)         768,475       (6,350,670)
        Inventories                                        2,881,476       (1,805,942)      (2,531,435)
        Prepaid expenses and other current assets            373,030          297,807         (117,338)
        Net assets of Hungarian operations                   152,926         (513,391)       3,655,656
        Other assets                                         109,137         (368,841)        (198,748)
        Accounts payable, trade                           (2,578,147)       3,832,902        4,350,294
        Accrued expenses and other liabilities               165,018         (817,584)         938,497
                                                         -----------      -----------      -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                          (2,012,950)       1,236,537       (2,542,750)
                                                         -----------      -----------      -----------

INVESTING ACTIVITIES
    Purchase of property and equipment                      (913,221)      (1,481,163)      (1,635,335)
    Proceeds from disposition of assets                                        10,000        2,950,102
    Advances to stockholders                                 (62,209)                         (237,262)
                                                         -----------      -----------      -----------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                            (975,430)      (1,471,163)       1,077,505
                                                         -----------      -----------      -----------

FINANCING ACTIVITIES
    Net increase in revolving loan indebtedness            1,757,762          499,439        3,854,671
    Proceeds on notes payable                                                                  941,792
    Principal payments on notes payable                     (529,167)        (488,246)      (3,229,830)
    Proceeds from issuance of preferred stock of
      subsidiary                                                              450,000
    Proceeds from issuance of preferred stock              2,800,000
    Redemption of common stock and warrants               (1,000,000)
    Proceeds from issuance of common stock from
      exercise of warrants and options                       614,123          148,625
    Stock issuance costs                                    (100,000)
                                                         -----------      -----------      -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              3,542,718          609,818        1,566,633
                                                         -----------      -----------      -----------

Effect of exchange rate changes on cash                      366,120         (354,522)        (294,781)
                                                         -----------      -----------      -----------

INCREASE (DECREASE) IN CASH                                  920,458           20,670         (193,393)

CASH
    Beginning of year                                         56,127           35,457          228,850
                                                         -----------      -----------      -----------

    END OF YEAR                                          $   976,585      $    56,127      $    35,457
                                                         ===========      ===========      ===========


See accompanying notes.                                                    F - 7

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                          2001           2000           1999
                                                                    ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                   $2,384,122     $2,577,954     $2,053,220
                                                                    ==========     ==========     ==========
    Income taxes paid                                               $   12,978     $   32,015     $       --
                                                                    ==========     ==========     ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Liabilities satisfied by issuance of common stock               $  600,000     $   72,675     $  117,579
                                                                    ==========     ==========     ==========
    Debt incurred in connection with acquisition of Virginia
      assets                                                        $       --     $       --     $  360,000
                                                                    ==========     ==========     ==========
    Subordinated debt satisfied by issuance of Series B
      Preferred Stock                                               $2,000,000     $       --     $       --
                                                                    ==========     ==========     ==========
    Conversion of minority interest into common stock               $  450,000     $       --     $       --
                                                                    ==========     ==========     ==========


See accompanying notes.                                                    F - 8

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 STRUCTURE

Universal Automotive Industries, Inc. (the Company) acts as a holding company for its wholly-owned direct and indirect subsidiaries which as of December 31, 2001 are as follows:

      Universal Automotive, Inc. (Universal)

      Universal Automotive of Virginia, Inc.

      Universal Brake Parts, Inc. (an amalgamation of 3 Canadian corporations previously owned by the Company, two of which were inactive in 2001).

      UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company (See Notes 2 and 11).

      eParts eXchange, Inc., E-Commerce business-to-business activity (see Note
      10)

NOTE 2 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts operating from leased facilities in Alsip, Illinois; Compton, California; Walkerton, Virginia; Cuba, Missouri; and Toronto, Canada. Sales are made throughout the United States. The Company's Hungarian subsidiary, engaged in the manufacture of iron casting products, was sold during 2001 as described in Note 10.

      PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      SEGMENTS--The Company's operations involve only one geographic and industry segment. As discussed in Note 11, the Company sold its Hungarian operations. The continuing United States and Canadian operations are vertically integrated, and are considered part of the same industry segment and geographic segment (North America).

      REVENUE RECOGNITION--The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Sales incentives provided to customers in the amount of $493,828, $104,183 and $7,109 for 2001, 2000 and 1999, respectively, have been reflected as a reduction of revenue.

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

      FOREIGN CURRENCY TRANSLATION--For the Canadian corporations, the local currency is the functional currency and translation adjustments are accumulated in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Loss" (consisting solely of such translation adjustments). The financial statements of the Hungarian operation had been measured as if the functional currency was the U.S. dollar, and thus, the currency adjustments had been included in the determination of net loss (now reflected as part of the loss from Hungarian operations).

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      CASH--The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times during the year, the Company maintains cash balances in excess of insured limits.

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

      DERIVATIVES--The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes. At December 31, 2001 and 2000, there were no such instruments.

      IMPAIRMENT OF LONG-LIVED ASSETS--In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a writedown to market value or discounted cash flow is required. No such impairment writedown was required for each of the three years in the period ending December 31, 2001.

      INCOME TAXES--Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities reduced, where appropriate, by a valuation allowance (Note 8).

      FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with changes in the market rate of interest, management believes the fair value is equivalent to the carrying value. Management believes that the interest rate of 7.00 percent on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of these debentures approximates their carrying value.

      ADVERTISING--All costs associated with advertising are charged to operations by inclusion in selling, general and administrative expenses when incurred.

      RECLASSIFICATION--Certain amounts reported in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation without affecting previously reported net losses.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      EARNINGS PER SHARE--The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, "Basic Earnings per Share" is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In arriving at the net income (loss) available to common stockholders, preferred stock dividends (including deemed dividends) of $430,614 were deducted for the year ended December 31, 2001. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options (Note 13) or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. For the years ended December 31, 2001, 2000, and 1999, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years.

      RECENT ACCOUNTING PRONOUNCEMENTS-- In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Effective January 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective January 1, 2003. The Company has not determined the effect of adopting SFAS 143 on results of operations or financial position.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 3 SELECTED FINANCIAL STATEMENT DATA

                                                     2001            2000
                                                ------------      ------------
          Inventories
    Finished goods                              $ 12,057,191      $ 15,717,915
    Work-in-process                                  888,742            94,928
    Raw materials                                  3,471,076         3,485,642
                                                ------------      ------------
                                                $ 16,417,009      $ 19,298,485
                                                ============      ============


                                                                                    Depreciable
                                                     2001             2000             Lives
                                                ------------      ------------      -----------
Property, plant and equipment
    Machinery and equipment                     $  6,046,893      $  5,611,254         5 - 11
    Tools and dies                                 1,064,457           991,064         5 - 11
    Patterns                                       1,331,247         1,277,982         5 - 10
    Computer equipment                               974,119           882,694         3 - 5
    Automobiles and trucks                           289,237           305,598         3 - 5
    Furniture and fixtures                           366,694           379,286         5 - 11
    Leasehold improvements                           313,384           316,667           5
    Construction in progress                         112,564
                                                ------------      ------------
                                                  10,498,595         9,764,545
    Accumulated depreciation                      (5,770,561)       (4,767,734)
                                                ------------      ------------

                                                $  4,728,034      $  4,996,811
                                                ============      ============

                                                     2001             2000              1999
                                                ------------      ------------      ------------
Depreciation expense                            $  1,181,998      $  1,123,033      $    927,651
Advertising expense                                  548,146           174,624           300,825

Other operating expenses
    Expired barter credits                      $    275,730      $    120,000      $         --
    eParts eXchange shut down expenses               113,577           200,000
    Moving expenses                                  281,817                             160,300
    Other                                            121,431
                                                ------------      ------------      ------------

                                                $    792,555      $    320,000      $    160,300
                                                ============      ============      ============

NOTE 4 DUE FROM STOCKHOLDERS

Amounts due from stockholders represents advances made to certain stockholders, who are also executives of the Company, and related unpaid interest. The advances bear interest at 9 percent per annum and are due on demand. Interest income from these advances amounted to $22,209, $21,458 and $0 for 2001, 2000 and 1999, respectively.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 5 SUBORDINATED DEBENTURE AND PREFERRED STOCK

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25 percent per annum through maturity on July 14, 2002. Through August 14, 2001 the Company had issued Finova warrants to purchase 1,575,000 shares of the Company's common stock at exercise prices ranging from $0.83 to $1.58, based on 80 percent of the average closing bid price of the Company's common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, Finova elected to exercise one of its warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby Finova received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. The Company received no cash proceeds from this transaction when such shares were issued.

On October 31, 2001 the Company completed a restructuring of the $4,500,000 subordinated debt held by Finova. The restructuring resulted in the following:
(i) Finova surrendered to the Company all of its holdings in the Company's common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) the Company's payment of $1,000,000 to Finova; (iii) issuance to Finova of $2,000,000 of series B preferred stock ($0.01 par value); and (iv) the amendment of the debenture to $1,500,000. The amendment to the debenture also reduced the interest rate form 12.25 percent to 7.0 percent and allows the Company to pay the remaining balance by making five $100,000 payments every 45 days beginning December 15, 2001 with a final payment due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of the Company's common stock of $1.89 per share on the date of the restructuring, would have allowed Finova to receive 322,619 shares of common stock. This transaction has been accounted for as a troubled debt restructuring and resulted in an extraordinary gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) for the year ended December 31, 2001. The series B preferred stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at the Company's option and is convertible into 1,000,000 shares of common stock for which the Company provided Finova with registration rights.

On August 29, 2001, the Company issued 201,438 shares of series A preferred stock ($0.01 par value) to Venture Equities Management, Inc. (VEMI) (an affiliate of Wanxiang America Corporation - Note 12) in exchange for $2,800,000 in cash. The series A preferred stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at the Company's option subject to certain conditions, and is convertible into 2,014,380 shares of the Company's common stock (with registration rights), subject to certain antidilution provisions. In connection with the issuance of the series A preferred stock, the Company also issued to VEMI three warrants to purchase common stock: the first and second warrants for 800,000 shares each are exercisable at any time through August 28, 2002 at an exercise price of $2.00 per share; the third warrant for 2,500,000 shares is exercisable only upon the occurrence of events of default at an exercise price to be determined based on a defined computation. The costs related to the issuance of the preferred stock amounted to approximately $100,000.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6 LASALLE INDEBTEDNESS

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

The revolving credit facility, which is for an initial term ending May 1, 2002, bears interest of prime plus 0.5 percent per annum (changed in 2001 to prime plus 1.5 percent per annum), subject to an ongoing option to convert to LIBOR plus 2.5 percent per annum. The term loan is payable in monthly principal installments of $18,705, with a balloon payment due on May 1, 2003, and bears interest at prime plus 0.75 percent per annum.

At December 31, 2001 and 2000, respectively, amounts of $19,021,873 and $17,264,111 were due on the revolving credit line and amounts of $431,281 and $655,746 were due on the term loan (see Note 7).

The LaSalle agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning earnings before interest, taxes depreciation and amortization (EBITDA), defined minimum tangible net worth and debt service coverage. At December 31, 2001, the Company was not in compliance with certain of these financial covenants. On March 27, 2002, LaSalle informed the Company that it will waive such violations upon completion of required documentation which will include certain modifications to the credit agreement and extend the revolving credit facility to May 31, 2003. The entire credit facility is secured by a first lien on substantially all of the Company's North American assets. At December 31, 2001, approximately $1,540,000 was available for borrowing under the revolving credit line.

The weighted average interest rates on the aforementioned revolving credit facility borrowings were 8.68 percent, 10.51 percent and 8.19 percent for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 7 LONG-TERM INDEBTEDNESS

                                                         2001            2000
                                                      ----------      ----------
LaSalle term loan (see Note 5)                        $  431,281      $  655,746
Amounts due under Asset Purchase Agreement                               212,963
Capital lease obligation (see Note 8)                    347,915         429,011
Vehicle acquisition loans                                 21,193          31,836
                                                      ----------      ----------
                                                         800,389       1,329,556
Current portion                                          379,120         473,405
                                                      ----------      ----------

Noncurrent portion                                    $  421,269      $  856,151
                                                      ==========      ==========

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 7 LONG-TERM INDEBTEDNESS, CONTINUED

The approximate aggregate maturities of all long-term indebtedness are:

                                              Subordinated       Revolving
                                               Debenture       Line of Credit
                              Per Above         (Note 5)          (Note 6)           Total
                             -----------      ------------     ---------------    ------------
2002                         $   402,613      $    492,226      $         --      $    894,839
2003                             362,276                          19,021,873        19,384,149
2004                              73,348                                                73,348
2005                                 125         1,179,986                           1,180,111
                             -----------      ------------      ------------      ------------
                                 838,362         1,672,212        19,021,873        21,532,447
Interest portion                 (37,973)                                              (37,973)
                             -----------      ------------      ------------      ------------
                             $   800,389      $  1,672,212      $ 19,021,873      $ 21,494,474
                             ===========      ============      ============      ============

NOTE 8 INCOME TAXES

The components of the net deferred tax assets are as follows:

                                                                         2001             2000
                                                                     -----------      -----------
               Deferred tax asset - U.S.
    Tax benefits upon future liquidation of Hungarian
      subsidiary                                                     $   193,400      $ 1,295,000
    Bad debt allowance                                                   241,700          231,200
    Variation of inventories between tax and financial
      reporting purposes                                                 223,600          252,500
    Net operating loss carryforward                                    2,891,100        1,033,200
    Compensation expense for stock options                               240,800          225,800
    Other accruals                                                       202,400          232,500
                                                                     -----------      -----------
                                                                       3,993,000        3,270,200
Net operating loss carryforward - Canada                                 427,500          263,900
                                                                     -----------      -----------
Gross deferred tax asset                                               4,420,500        3,534,100
                                                                     -----------      -----------
               Deferred tax liability -
                depreciation temporary
                differences
    U.S                                                                 (314,700)        (293,000)
    Canada                                                              (632,000)        (481,100)
                                                                     -----------      -----------
Gross deferred tax liability                                            (946,700)        (774,100)
                                                                     -----------      -----------

Net deferred tax assets                                                3,473,800        2,760,000
Valuation allowance                                                   (3,233,800)      (2,092,200)
                                                                     -----------      -----------

                                                                     $   240,000      $   667,800
                                                                     ===========      ===========

Current                                                              $   240,000      $   578,000
Noncurrent                                                                                 89,800
                                                                     -----------      -----------

                                                                     $   240,000      $   667,800
                                                                     ===========      ===========

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 8 INCOME TAXES, CONTINUED

At December 31, 2001, the Company had a United States net operating loss carryover of approximately $7,608,000, expiring in years 2017 to 2021.

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory rate to income (loss) from continuing operations before income tax expense is as follows:

                                                               2001             2000              1999
                                                            -----------      -----------      -----------
Income (loss) from operations before_income tax expense
United States                                               $(2,694,500)     $(2,111,900)     $ 1,210,100
Canadian                                                        156,200         (181,400)         238,600
                                                            -----------      -----------      -----------

                                                            $(2,538,300)     $(2,293,300)     $ 1,448,700
                                                            ===========      ===========      ===========

Computed income tax expense (benefit) at federal
  statutory rate                                            $  (863,000)     $  (779,720)     $   492,558
State income taxes                                             (101,500)         (91,700)          57,900
Increase in valuation allowance for deferred tax
  benefit                                                     1,141,600          797,200
Variation resulting from effect of different Canadian
  and U.S. rates and permanent differences                      263,323           (2,667)        (157,267)
                                                            -----------      -----------      -----------

                                                            $   440,423      $   (76,887)     $   393,191
                                                            ===========      ===========      ===========

NOTE 9 LEASES AND OTHER COMMITMENTS

The Company leases from unaffiliated parties all of its facilities including the Alsip, Illinois headquarters occupied in 1999. The lease terms range from month-to-month to long-term leases, the latest of which expires in 2012.

Aggregate rent expense for all facilities was approximately $1,978,000, $1,415,000 and $1,112,000 for 2001, 2000 and 1999, respectively.

The Company leases certain equipment under capital leases payable in aggregate monthly installments of $14,089 with the latest expiring in 2005. The net book value of such equipment under capital lease is $359,681 (Note 7). Certain vehicles and equipment are also leased under operating leases, the latest expiring in 2003.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 9 LEASES AND OTHER COMMITMENTS, CONTINUED

Minimum operating lease payments due over the remaining terms of the leases are as follows:

                                                                     Operating
                                                                      Leases
                                                                   -----------
2002                                                               $ 1,634,000
2003                                                                 1,395,000
2004                                                                 1,175,000
2005                                                                   511,000
2006                                                                   362,000
Thereafter                                                           1,456,000
                                                                   -----------
                                                                   $ 6,533,000
                                                                   ===========

NOTE 10 MINORITY INTEREST IN SUBSIDIARY

In December 1999, a new subsidiary company named eParts eXchange, Inc. ("EPX") was formed. EPX built and ran a business-to-business e-commerce Internet platform (www.goepx.com) for worldwide buyers and sellers of automotive aftermarket parts focusing on the commodity, surplus and international trade segments. In June 2000, the funding of EPX was completed through the sale of $450,000 of preferred shares of EPX to a limited number of purchasers, with conversion rights into the Company's common stock, who represented the minority interest in EPX. During 2001, the preferred shares of EPX were converted into 225,000 shares of the Company's common stock. In January 2001, the Company determined that it was better served by redirecting the efforts of the EPX team to augment the sales and marketing of Universal's products. As a result, the Company closed the website and remaining employees were permanently reassigned to Universal's distribution business.

Capitalization of eParts eXchange, Inc. (Note 1) is as follows as of December 31, 2001:

                                                            Shares
                                                            Issued       Percent
                                                          ----------     -------
Common, par $.00001, issued to
    Universal Automotive Industries, Inc.                 $7,000,000       74%
    Officers and directors                                 2,500,000       26

NOTE 11 HUNGARIAN OPERATIONS

On December 9, 1999, the Company finalized its decision to discontinue its Hungarian operation. At December 31, 1999, the carrying value of the Hungarian plant and equipment was reflected at its estimated net realizable value of $800,000, resulting in a writedown of $1,583,000. The Company provided in 1999 for estimated costs of disposition of $1,500,000, including estimated losses of the Hungarian operations during the disposal period. The disposition was initially expected to occur by the end of 2000. Commencing in 2001, because the Company had not disposed of the Hungarian operations within one year, generally accepted accounting principles require that income or loss from such discontinued operations be included in the statement of operations as a component of income (loss) from continuing operations.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 11 HUNGARIAN OPERATIONS, CONTINUED

The Company's subsidiary, UBP Hungary, Inc., sold its ownership interest in UBP Csepel Iron Foundry, Kft to Euro-Industrial Limited, LLC (an unrelated third party), as of December 31, 2001, for $100,000, paid with a single promissory note. Also in connection with the sale, several instruments evidencing debt owed by UBP Csepel to UBP Hungary were replaced by a single promissory note in the amount of $728,000. Under the terms of the promissory note for the purchase price, the $100,000 is to be paid in quarterly installments beginning April 2002 and ending January 2003. This note does not bear interest unless there is a default under the note. The $728,000 promissory note is to be repaid in monthly installments beginning in November 2003 and ending in October 2006. This promissory note bears interest at the rate of 6.5 percent per year. Due to the uncertainty of the collectibility of these promissory notes, a reserve of $756,274 has been established. The net realizable amount of $71,726 is included in other assets.

NOTE 12 COMMITMENTS AND CONTINGENCIES

In connection with the issuance of series A preferred stock (Note 5) the Company entered into a supply agreement with Wanxiang. Under the supply agreement, the Company agreed to make annual purchases of parts from Wanxiang totaling $5,000,000, provided the prices of the products the Company purchases from Wanxiang are substantially comparable to the prices charged by other suppliers in the Peoples Republic of China for similar products. In the event the Company does not purchase $5,000,000 in products from Wanxiang in a year, the Company is obligated under the agreement to pay Wanxiang 20 percent of the difference between $5,000,000 and the amount the Company has paid to Wanxiang for products during the year. The agreement provides Wanxiang with a right of refusal with respect to products it seeks to purchase from other suppliers located in the Peoples Republic of China. The supply agreement has an indefinite term, but can be terminated by Wanxiang at any time, and by the Company if Wanxiang materially fails to perform its obligations under the agreement, or if the number of shares of the Company's common stock underlying the shares of series A preferred stock owned by VEMI falls below a specified level. During the year ended December 31, 2001 the Company purchased approximately $565,000 of products from Wanxiang.

On December 17, 2001, the Company entered into a nonbinding letter of intent with Creative Friction, LLC ("Creative"), a manufacturer of disc brake pads, with the express purpose of entering into a long-term supply agreement. As an inducement for Creative Friction, LLC to negotiate exclusively with the Company, the Company issued $137,800 worth of its common stock to Creative Friction, LLC in 2002. The term of the exclusivity period expires April 1, 2002 unless extended by mutual consent of both parties.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not so covered, are without merit or are of such kind or involve such amounts that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 STOCK WARRANTS AND OPTIONS

The Company has outstanding at December 31, 2001, 1,279,800 redeemable common stock purchase warrants. When the warrants were originally issued in December 1994, (a total of 1,495,000) each warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $7.00 per share, subject to certain adjustments, at any time until December 15, 1999. Effective November 5, 1999, the Company reduced the exercise price of these warrants to $2.25 per share. The expiration date of these warrants has been extended to July 15, 2002. A total of 202,700 and 12,500 warrants were exercised during 2001 and 2000, respectively.

In addition to the warrants discussed above and in Note 5, in exchange for consulting services the Company issued (a) in 2001 warrants to purchase 456,500 shares of the Company's common stock at exercise prices ranging from $1.62 to $3.74 per share exercisable until 2004, (b) in 2000 warrants to purchase 325,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $2.75 per share exercisable until 2005 (60,000 shares exercised in 2001 at $2.00 per share), (b) in 1999 warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.4375 to $2.00 per share exercisable until 2004 (100,000 and 60,000 shares exercised in 2001 at $1.4375 and $2.00 per share, respectively) and (c) in 1998 warrants to purchase 50,000 shares of the Company's common stock at an exercise of $1.375 per share exercisable until 2003. In connection with the exercise of the warrant for 60,000 shares in 2001 ((b) above), the Company issued the common stock and reflected a stock subscription receivable in the amount of $120,000.

The Company maintains a Stock Option Plan (as amended and restated effective June 9, 1998) for defined key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or nonstatutory options. The Company has reserved 1,400,000 shares of common stock for issuance under the Stock Option Plan. Following is a table indicating the activity during 2001, 2000 and 1999 for such Stock Option Plan:

                                                                       Weighted
                                                         Stock         Average
                                                        Options     Exercise Price
                                                       ---------    --------------
Options outstanding at December 31, 1998                277,976        $   2.47
  1999
        Options granted                                 303,500            1.88
        Options forfeited                                (4,800)          (1.90)
                                                        -------
Balance, December 31, 1999                              576,676            2.18
  2000
        Options granted                                 125,000            2.40
        Options exercised                               (85,300)          (1.42)
        Options forfeited                               (53,276)          (1.77)
                                                        -------
Balance, December 31, 2000                              563,100            2.37
  2001
        Options granted                                 224,350            2.32
        Options exercised                               (12,900)          (1.13)
        Options forfeited                               (24,250)          (2.09)
                                                        -------
Balance, December 31, 2001                              750,300        $   2.37
                                                        =======        ========
Options exercisable, December 2001                      297,210        $   2.62
                                                        =======        ========

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 13 STOCK WARRANTS AND OPTIONS, CONTINUED

The following table summarizes information about the outstanding and exercisable stock options as of December 31, 2001:

OPTIONS OUTSTANDING

                                                   Weighted-
                                                    Average           Weighted-
  Range of                                         Remaining           Average
  Exercise                       Number           Contractual          Exercise
  Prices                      Outstanding             Life              Price
-------------                 -----------        ------------        -----------
$ 1.00 - 1.98                   161,050            83 months           $ 1.38
  2.00 - 2.66                   498,750            96 months             2.33
  3.00 - 3.19                    25,000            93 months             3.08
  5.00                           65,500            68 months             5.00
                                -------

                                750,300
                                =======

OPTIONS EXERCISABLE

                                                                      Weighted-
                                                                       Average
  Exercise                       Number                               Exercise
  Prices                      Outstanding                               Price
-------------                 -----------                            -----------
$ 1.00 - 1.98                    85,190                                $ 1.29
  2.00 - 2.66                   137,520                                  2.28
  3.00 - 3.19                     9,000                                  3.04
  5.00                           65,500                                  5.00
                                -------

                                297,210
                                =======

Compensation expense is being recorded over the respective service periods required of the optionees, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, "Accounting for Stock Issued to Employees." In 2001, 2000 and 1999, amounts of $39,600, $39,600 and $39,600, respectively, have been provided for such compensation expense (with offsetting credits to additional paid-in capital).

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) and continues to account for stock options in accordance with APB Opinion
25. The foregoing amount of compensation expense for 2001, 2000 and 1999 differs by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method. Accordingly, the pro forma disclosures required by SFAS 123 have been omitted.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 14 QUARTERLY RESULTS (UNAUDITED)

                                                            1st             2nd            3rd           4th
                                                          Quarter         Quarter        Quarter        Quarter           Year
                                                        ------------    -----------    ------------   ------------     ------------
2001

Net sales                                               $ 16,028,365    $19,999,491    $ 18,160,436   $ 17,634,843     $ 71,823,135
Income (loss) from operations                               (472,553)       745,772          62,531     (1,349,285)      (1,013,535)
Income (loss) before provisions for income taxes and
   extraordinary gain                                     (1,074,427)       192,750        (429,435)    (2,056,856)      (3,367,968)
Net income (loss)                                         (1,084,927)       202,750        (429,435)    (1,667,065)      (2,978,677)
Basic and diluted earnings (loss) per share                    (0.15)          0.03           (0.06)         (0.27)           (0.45)

2000

Net sales                                               $ 17,502,604    $19,995,593    $ 18,940,835   $ 13,609,174     $ 69,944,023
Income (loss) from operations                                600,839        879,648         179,723     (1,375,077)         285,133
Income (loss) before provision for income taxes               89,310        224,658        (496,455)    (2,110,807)      (2,293,294)
Net income (loss)                                             57,010        121,058        (331,555)    (2,106,455)      (2,259,943)
Basic and diluted earnings (loss) per share                     0.09           0.06           (0.02)         (0.43)           (0.32)

The fourth quarter 2001 loss was attributable to (a) certain other expenses as further detailed in Note 3, (b) marketing allowances granted to a new customer,
(c) year-end adjustments to inventory reserves and (d) underabsorption of fixed manufacturing costs resulting from reduced facility output.

The fourth quarter 2000 loss was attributable to (a) significantly lower sales consistent with a sluggish automotive aftermarket (b) continued underabsorption of friction manufacturing costs for new facility and (c) severance payments to certain terminated employees.


See accompanying notes.                                                   F - 21

SUPPLEMENTARY INFORMATION

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Board of Directors of
Universal Automotive Industries, Inc.

In connection with our audit of the consolidated financial statements of Universal Automotive Industries, Inc. referred to in our report dated March 27, 2002, which is included in this Form 10-K, we have also audited Schedules I and II as of and for the years ended December 31, 2001, 2000 and 1999. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
March 27, 2002

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (SCHEDULE I)
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                 2001            2000
                                                                             ------------     -----------
ASSETS
Cash                                                                         $        101     $       101
Prepaid expenses and other assets                                                     130             130
Investment in and advances to wholly owned subsidiaries                         3,527,276         719,381
                                                                             ------------     -----------

                                                                             $  3,527,507     $   719,612
                                                                             ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                  $         --     $        --
                                                                             ------------     -----------

Stockholders' equity:
    Preferred stock (authorized 2,000,000 shares, $.01 par value, 201,438 shares of series A and 100,000 shares of series B issued and
      outstanding in 2001)                                                          3,014
    Common stock (authorized 30,000,000 shares, $.01 par value 7,939,599 and 7,243,570 shares issued and outstanding in 2001 and
      2000, respectively)                                                          79,394          72,435
    Additional paid-in capital                                                 15,043,842       9,633,363
    Accumulated deficit                                                       (10,715,918)     (7,737,241)
    Accumulated other comprehensive loss                                         (882,825)     (1,248,945)
                                                                             ------------     -----------
                                                                                3,527,507         719,612
                                                                             ------------     -----------

                                                                             $  3,527,507     $   719,612
                                                                             ============     ===========

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (SCHEDULE I), CONTINUED YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                  2001            2000             1999
Income
    Equity in net loss of subsidiaries        $ (2,899,990)    $(2,220,342)    $(3,247,002)
                                              ------------     -----------     -----------
                                                (2,899,990)     (2,220,342)     (3,247,002)
                                              ------------     -----------     -----------
Expenses
    Compensation expense for stock options          78,687          39,600          39,600
                                              ------------     -----------     -----------
                                                    78,687          39,600          39,600
                                              ------------     -----------     -----------

Net loss for period                             (2,978,677)     (2,259,942)     (3,286,602)

Accumulated deficit
    Beginning of period                         (7,737,241)     (5,477,299)     (2,190,697)
                                              ------------     -----------     -----------

    END OF PERIOD                             $(10,715,918)    $(7,737,241)    $(5,477,299)
                                              ============     ===========     ===========

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (SCHEDULE I), CONTINUED YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001            2000            1999
                                                   -----------     -----------     -----------
OPERATING ACTIVITIES
    Net loss                                       $(2,978,677)    $(2,259,942)    $(3,286,602)
    Compensation expense for stock options              78,687          39,600          39,600
    Equity in net loss of subsidiaries               2,899,990       2,220,342       3,247,002
                                                   -----------     -----------     -----------

    NET ASSETS PROVIDED BY OPERATING ACTIVITIES             --              --              --

CASH
    Beginning of period                                    101             101             101
                                                   -----------     -----------     -----------

    END OF PERIOD                                  $       101     $       101     $       101
                                                   ===========     ===========     ===========

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS (SCHEDULE II)
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                  Column B      Column C
                                                 Balance at      Charged                      Column E
                                                 Beginning       to Costs      Column D      Balance at
                                                 of Period     and Expense    Writeoffs    End of Period
                                                 ----------    -----------    ---------    -------------
2001:
Allowance for doubtful accounts                  $  608,624    $   606,433     $579,126      $  635,931
                                                 ==========    ===========     ========      ==========

2000:
Allowance for doubtful accounts                  $  429,319    $   489,045     $309,740      $  608,624
                                                 ==========    ===========     ========      ==========

1999:
Allowance for doubtful accounts                  $  493,729    $   426,868     $491,278      $  429,319
                                                 ==========    ===========     ========      ==========

2001:
Reserve for inventory obsolescence               $  331,927    $   (82,999)    $     --      $  248,928
                                                 ==========    ===========     ========      ==========

2000:
Reserve for inventory obsolescence               $  544,500    $  (212,573)    $     --      $  331,927
                                                 ==========    ===========     ========      ==========

1999:
Reserve for inventory obsolescence               $  158,399    $   386,101     $     --      $  544,500
                                                 ==========    ===========     ========      ==========

2001:
Valuation allowance for deferred income taxes    $2,092,200    $ 1,141,600     $     --      $3,233,800
                                                 ==========    ===========     ========      ==========

2000:
Valuation allowance for deferred income taxes    $1,295,000    $   797,200     $     --      $2,092,200
                                                 ==========    ===========     ========      ==========

1999:
Valuation allowance for deferred income taxes    $       --    $ 1,295,000     $     --      $1,295,000
                                                 ==========    ===========     ========      ==========