Form 10-Q
period 2002-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2002-05-03
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________
                         Commission file number 0-25198

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of April 22, 2002 was 8,220,949 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX


                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  March 31, 2002 (Unaudited) and December 31, 2001        3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months ended
                  March 31, 2002 and 2001                                 4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the three months ended
                  March 31, 2002 and 2001                                 5

         Notes to Condensed Financial Statements (Unaudited)              6 - 7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8 - 10

   Item 3. Quantitative and Qualitative Disclosure About Market Risk      10

PART II.  OTHER INFORMATION

   Items 1 through 5 are not applicable to the Company in this report     10

   Item 6 - Exhibits and Reports on Form 8-K                              10

   Signatures                                                             11

   EXHIBIT 11 - Computation of Earnings Per Share                         12

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,2002   December 31, 2001
                                                                       -------------   -----------------
                                                                        (Unaudited)
Assets
Current Assets:
Cash                                                                   $    101,393      $    976,585
Accounts receivable, trade                                               16,717,322        15,789,886
Inventories                                                              15,480,879        16,417,009
Deferred income taxes                                                       240,000           240,000
Prepaid expenses and other current assets                                   679,852           486,293
                                                                       ------------      ------------
                                                                         33,219,446        33,909,773

Property and Equipment, net                                               4,581,925         4,728,034

Other Assets:
Goodwill, net                                                               479,950           480,498
Due from stockholders                                                       320,929           320,929
Other assets                                                                543,233           598,609
                                                                       ------------      ------------
                                                                          1,344,112         1,400,036
                                                                       ------------      ------------
                                                                       $ 39,145,483      $ 40,037,843
                                                                       ============      ============
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, trade                                                $ 10,975,553      $ 11,446,262
Long-term indebtedness and subordinated debenture, current portion          672,622           871,346
Accrued expenses and other current liabilities                            3,093,833         3,569,600
                                                                       ------------      ------------
                                                                         14,742,008        15,887,208
Long-term Liabilities:
Revolving loan indebtedness                                              18,654,226        19,021,873
Subordinated debenture, non-current portion                               1,179,986         1,179,986
Long-term indebtedness, non-current portion                                 329,335           421,269
                                                                       ------------      ------------
                                                                         20,163,547        20,623,128
Stockholders' Equity:
Preferred stock (authorized 2,000,000 shares, $.01 par value,
201,438 shares of Series A and 100,000 shares of Series B issued
and outstanding)                                                              3,014             3,014
Common stock (authorized 30,000,000 shares, $.01 par value,
8,220,949 shares and 7,939,599 issued and outstanding at
March 31, 2002 and December 31, 2001, respectively)                          82,209            79,394
Additional paid-in-capital                                               15,186,656        14,583,947
Accumulated deficit                                                      (9,984,112)      (10,136,023)
Accumulated other comprehensive loss                                       (927,839)         (882,825)
Stock subscription receivable                                              (120,000)         (120,000)
                                                                       ------------      ------------
                                                                          4,239,928         3,527,507
                                                                       ------------      ------------
                                                                       $ 39,145,483      $ 40,037,843
                                                                       ============      ============


    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                             2002              2001
                                                             ----              ----
Net Sales                                                $ 17,644,317      $ 16,028,365
Cost of Sales                                              14,428,203        13,543,634
                                                         ------------      ------------
Gross Profit                                                3,216,114         2,484,731
Selling, General, and Administrative Expenses               2,698,724         2,802,391
Loss from discontinued operations                                 -             154,893
                                                         ------------      ------------
Income (Loss) From Operations                                 517,390          (472,553)
Other Expense:
     Interest expense                                         350,828           580,003
     Other                                                     14,651            21,871
                                                         ------------      ------------
                                                              365,479           601,874
                                                         ------------      ------------

Income (Loss) before Provision for Income Taxes               151,911        (1,074,427)

Income Tax Provision                                              -              10,500
                                                         ------------      ------------
Net Income (Loss)                                        $    151,911      $ (1,084,927)
                                                         ============      ============


Comprehensive Income (Loss):
Net Income (Loss)                                        $    151,911      $ (1,084,927)
     Other Comprehensive Income (Loss),
     Foreign Currency Translation Adjustment                  (45,014)          237,422
                                                         ------------      ------------
Comprehensive Income (Loss)                              $    106,897      $   (847,505)
                                                         ============      ============

Earnings (Loss) Per Share:

Basic                                                    $       0.02      $      (0.15)
Diluted                                                  $       0.01      $      (0.15)

Weighted average number of common shares outstanding

Basic                                                       8,120,406         7,295,402
Common stock equivalents resulting from
warrants and options                                        4,045,345               -
                                                         ------------      ------------
Diluted                                                    12,165,751         7,295,402
                                                         ------------      ------------



     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2002             2001
                                                                    ----             ----
Cash Flows from Operating Activities:
Net Income (Loss)                                               $   151,911      $(1,084,927)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
    Depreciation and amortization                                   285,761          382,162
    Provision for bad debts                                          85,519           81,755
    Compensation expense for stock options                            9,900           48,660
    Deferred income taxes                                                             10,728
    Other, net                                                      (12,013)         (34,605)
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                 (1,012,955)      (1,312,839)
      Inventories                                                   936,130          811,920
      Prepaid expenses and other current assets                    (193,559)         113,844
      Net assets of Hungarian operations                                              60,130
      Other assets                                                   55,376          122,527
      Accounts payable, trade                                      (470,709)         (55,692)
      Accrued expenses and other current liabilities               (475,767)        (688,263)
                                                                -----------      -----------
Net cash used in operating activities                              (640,406)      (1,544,600)

Cash Flows for Investing Activities:
    Purchase of property and equipment                             (127,064)        (320,832)
                                                                -----------      -----------
Net cash used in investing activities                              (127,064)        (320,832)
Cash Flows from Financing Activities:
    Net increase/(decrease) in revolving loan indebtedness         (367,647)       1,560,259
    Proceeds on notes payable                                                         93,977
    Principal payment on subordinated debt                         (200,000)
    Principal payments on notes payable                             (90,685)         (56,115)
    Common stock issued by exercise of options and warrants         595,624              327
                                                                -----------      -----------
Net cash provided by financing activities                           (62,708)       1,598,448

Effect of exchange rate changes on cash                             (45,014)         237,422

Net (Decrease) in Cash                                             (875,192)         (29,562)
Cash, Beginning of Period                                           976,585           56,127
                                                                -----------      -----------
Cash, End of Period                                             $   101,393      $    26,565
                                                                ===========      ===========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                      $   371,087      $   624,783
                                                                ===========      ===========
    Cash paid for income taxes                                  $       -        $     3,531
                                                                ===========      ===========




    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   UNAUDITED INTERIM FINANCIAL STATEMENTS
Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results, which ultimately may be achieved for the year.

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2002

2.   INVENTORIES

                            March 31, 2002       December 31, 2001
                            --------------       -----------------
     Finished goods          $ 11,799,633           $ 12,057,191
     Work in process              937,285                888,742
     Raw materials              2,743,961              3,471,076
                             ------------           ------------
                             $15,480,879            $ 16,417,009
                             ------------           ------------

3.   BASIS OF PRESENTATION

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended March 31, 2001, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
For the quarters ended March 31, 2002 and 2001, the provision for income taxes differed from the amount computed by applying the statutory rate to income
(loss) before income taxes primarily due to adjustments to the valuation allowance for deferred tax benefit.

4.   LASALLE INDEBTEDNESS

The LaSalle Credit Agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning earnings before interest, taxes, depreciation and amortization (EBITDA), defined minimum tangible net worth and debt service coverage. At December 31, 2001, the Company was not in compliance with certain of these financial covenants. On March 27, 2002, LaSalle informed the Company that it would waive such violation upon completion of required documentation that will include certain modifications and amendments to the Credit Agreement. These modifications and amendments were executed on April 30, 2002, which provides among its provisions, an extension of the Credit Agreement until May 31, 2003 and modifications to certain financial covenants for which the Company was in compliance as of March 31, 2002.

5.   RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Effective January 1, 2002, we have adopted SFAS 142 and discontinued the amortization of goodwill balances and intangible assets with indefinite useful lives. We assessed our goodwill for impairment and will test for impairment at least annually thereafter.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We have adopted SFAS 144 effective January 1, 2002.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

7.   DISCONTINUED OPERATIONS

As previously disclosed in Note 11 of the 2001 audited financial statements, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operations during the disposal period. The disposition was initially expected to occur by the end of 2000. Commencing in 2001, because the Company had not disposed of the Hungarian operations within one year, generally accepted accounting principles require that income or loss such discontinued operations be included in the Statement of Earnings as a component of income or loss from continuing operations. Accordingly, a net loss of $155,000 ($0.02 per share) was charged to expense for the period ended March 31, 2001. The Company sold its interest in the Hungarian operations effective December 31, 2001.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Net sales for the three months ended March 31, 2002 increased $1,616,000 or 10.1% over the same quarter in 2001 to $17,644,000. The increased sales of brake parts are consistent with the strengthening experienced throughout the automotive aftermarket.

Gross profits for the three months ended March 31, 2002 were $3,216,000 or 18.2% of net sales compared to $2,485,000 or 15.5% in the same period of 2001, an increase of $731,000 or 29.5%. Approximately $400,000 of the increase is attributable to increased sales. The remainder of the increase is primarily due to increased efficiency and overhead absorption over 2001 levels at the Company's manufacturing facilities.

Selling, general and administrative expenses of $2,699,000 (15.3% of net sales) for the three months ended March 31, 2002 decreased by $104,000 when compared to $2,802,000 (17.5% of net sales) for the same period in 2001. Increased freight costs on shipments to customers on the higher sales volume were offset by cost savings initiatives and other cost reduction efforts.

Other expense for the three months ended March 31, 2002 decreased $237,000 to $365,000 from $602,000 for the same period of 2001. Interest expense decreased $ 229,000 from the same period in 2001 due to the restructuring of the Finova subordinated debt that became effective October 31, 2001 and lower interest rate on the revolving loan indebtedness.

Net income for the three months ended March 31, 2002 was $152,000 compared to net loss of $1,085,000 for the same period in 2001. This increase in net income is attributed to increased sales, higher efficiencies and overhead absorption at the Company's manufacturing facilities, reduced selling, general and administrative expenses resulting from cost containment and reduction programs and lower interest expense.



-----------------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected, also may not occur or may occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2002 was $640,000 which was primarily due to (a) an accounts receivable increase of $1,013,000 from December 31, 2001 due to seasonality and increased sales (b) reduction in accounts payable of $ 471,000 and (c) reduction in accrued expenses of $476,000 through the payment of rebates accrued as of December 31, 2001. The foregoing items were partially offset by net income and non-cash items (principally depreciation and amortization) of $438,000 and a decrease in inventory of $ 936,000.

Net cash used in investing activities was $127,000, which is attributable primarily to acquisition of various items of tooling, manufacturing equipment and warehouse equipment.

Net cash used by financing activities was $63,000, consisting primarily of reductions in borrowings under the Company's revolving credit agreement of $368,000, scheduled payments under term and subordinated debt of $291,000, offset by cash received by the exercise of certain of the Company's options and warrants of $596,000.

The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

Future contractual obligations of the Company are as follows:


                                       PAYMENTS DUE BY PERIOD
                      --------------------------------------------------------
CONTRACTUAL                             NEXT 12                       AFTER
OBLIGATIONS              TOTAL          MONTHS       1 -3 YEARS      4 YEARS
-----------              -----          ------       ----------      -------

Revolving loan        $18,654,226    $         0    $18,654,226    $         0
Subordinated debt     $ 1,472,210    $   292,224    $ 1,179,986    $         0
Long-term debt        $   375,166    $   224,455    $   150,711    $         0
Capital leases        $   299,855    $   134,595    $   165,260    $         0
Other long-term
obligations           $    34,712    $    21,348    $    13,364    $         0
Operating leases      $ 6,115,524    $ 1,567,218    $ 2,828,469    $ 1,719,837


SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.


RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Effective January 1, 2002, we have adopted SFAS 142 and discontinued the amortization of goodwill balances and intangible assets with indefinite useful lives. We assessed our goodwill for impairment and will test for impairment at least annually thereafter.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We have adopted SFAS 144 effective January 1, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At March 31, 2002, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, the Company believes that the fair value is equivalent to the carrying value. The Company believes that the interest rate of 7.0% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.



PART II  OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 11 - Computation of Earnings Per Share
b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                 /s/ ARVIN SCOTT
                                 ---------------
Date: May 3, 2002                Arvin Scott, Chief Executive Officer, President
                                 (Principal Executive Officer)

                                 /s/ ROBERT W. ZIMMER
                                 --------------------
                                 Chief Financial Officer
                                 (Principal Financial Officer)