Form 10-Q
period 2002-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2002-08-14
CIK 931457

                                  UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________

                         Commission file number 1-13516

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             36-3973627
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

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

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 12, 2002 was 8,220,949 shares.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                Page (s)
                                                                              -------
   Item 1. Financial Statements

         Consolidated Balance Sheets
                  June 30, 2002 (Unaudited) and December 31, 2001                3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months and six months ended
                  June 30, 2002 and 2001                                         4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the six months ended
                  June 30, 2002 and 2001                                         5

         Notes to Condensed Financial Statements (Unaudited)                     6 - 7

   Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                   8 - 10

   Item 3. Quantitative and Qualitative Disclosure About Market Risk            11


PART II. OTHER INFORMATION

   Items 1 - Legal Proceedings                                                  11
   Items 2 and 3 are not applicable to the Company in this report
   Item 4 - Submission of Matters to a Vote of Security Holders                 11
   Item 5 is not applicable to the Company in this report
   Item 6 - Exhibits and Reports on Form 8-K                                    12

   Signatures                                                                   12



EXHIBIT II - COMPUTATION OF EARNINGS PER SHARE                                  13
EXHIBIT 99.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER                             14
EXHIBIT 99.2 CERTIFICATE OF CHIEF FINANCIAL OFFICER                             15


                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   June 30,2002   December 31, 2001
                                                   ------------   -----------------
                                                   (Unaudited)
        Assets
Current Assets:
   Cash                                             $    260,911    $    976,585
   Accounts receivable, trade                         19,942,682      15,789,886
   Inventories                                        15,556,820      16,417,009
   Deferred income taxes                                 240,000         240,000
   Prepaid expenses and other current assets             681,751         486,293
                                                      36,682,164      33,909,773
                                                    ------------    ------------
Property and Equipment, net                            4,611,345       4,728,034
                                                    ------------    ------------

Other Assets:
   Goodwill, net                                         480,498         480,498
   Due from stockholders                                 320,929         320,929
   Other assets                                          535,378         598,609
                                                    ------------    ------------
                                                       1,336,805       1,400,036
                                                    ------------    ------------
                                                    $ 42,630,314    $ 40,037,843
                                                    ============    ============
   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                          $ 12,088,617    $ 11,446,262
   Long-term indebtedness, current portion               514,222         871,346
   Accrued expenses and other current liabilities      3,025,106       3,569,600
                                                    ------------    ------------
                                                      15,627,945      15,887,208
                                                    ------------    ------------
Long-term Liabilities:
   Revolving loan indebtedness                        20,675,107      19,021,873
   Subordinated debenture                              1,179,986       1,179,986
   Long-term indebtedness, non-current portion           236,589         421,269
                                                    ------------    ------------
                                                      22,091,682      20,623,128
                                                    ------------    ------------

Stockholders' Equity:
   Preferred stock (authorized 2,000,000 shares,
$.01 par value, 201,438 shares of Series A and
100,000 shares of Series B issued and outstanding)         3,014           3,014
   Common stock (authorized 30,000,000 shares,
      $.01 par value, 8,220,949 shares and 7,939,599
      issued and outstanding at June 30, 2002 and
      December 31, 2001 respectively)                     82,249          79,394
   Additional paid-in-capital                         15,202,516      14,583,947
   Retained earnings                                  (9,466,887)    (10,136,023)
   Accumulated other comprehensive losses               (790,205)       (882,825)
   Stock subscription receivable                        (120,000)       (120,000)
                                                    ------------    ------------
                                                       4,910,687       3,527,507
                                                    ------------    ------------
                                                    $ 42,630,314    $ 40,037,843
                                                    ============    ============



The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------    ---------------------------
                                                            2002            2001           2002           2001
                                                        ------------   ------------    ------------   ------------
Net sales                                               $ 20,424,405   $ 19,999,491    $ 38,068,722   $ 36,027,856
Cost of sales                                             16,424,626     16,258,452      30,852,829     29,917,303
                                                        ------------   ------------    ------------   ------------
Gross profit                                               3,999,779      3,741,039       7,215,893      6,110,553
Selling, general, and administrative expenses              2,918,890      2,807,973       5,617,614      5,495,146
                                                        ------------   ------------    ------------   ------------
Income from operations                                     1,080,889        933,066       1,598,279        615,407
                                                        ------------   ------------    ------------   ------------
Other (Income) Expense:
   Interest expense                                          403,415        635,185         754,243      1,215,188
   Loss from discontinued operation                                0        187,294               0        342,188
   Other                                                     160,249        (81,663)        174,900        (59,792)
                                                        ------------   ------------    ------------   ------------
                                                             563,664        740,816         929,143      1,497,584
                                                        ------------   ------------    ------------   ------------
Income (loss) before provision (benefit) for
  income taxes                                               517,225        192,250         669,136       (882,177)

Income tax provision (benefit)                                     0        (10,500)              0              0
                                                        ------------   ------------    ------------   ------------
Net income (loss)                                       $    517,225   $    202,750    $    669,136   $   (882,177)
                                                        ============   ============    ============   ============
Comprehensive Income (Loss):
   Net income (loss)                                    $    517,225   $    202,750    $    669,136   $   (882,177)
   Other comprehensive gain
(loss), foreign currency translation adjustment              137,634         63,609          92,620        301,031
                                                        ------------   ------------    ------------   ------------
Comprehensive Income (Loss)                             $    654,859   $   (266,359)   $    761,756   $   (581,146)
                                                        ============   ============    ============   ============

Earnings (Loss) Per Share:

Basic:                                                  $       0.06   $       0.03    $       0.08   $      (0.12)

Diluted:                                                $       0.05   $       0.03    $       0.06   $      (0.12)

Weighted average number of common shares Outstanding:
   Basic                                                   8,185,921      7,473,682       8,170,955      7,384,542
   Common stock equivalents resulting from
     warrants and options                                  2,781,181        396,190       3,051,294              0
                                                        ------------   ------------    ------------   ------------
   Diluted                                                10,967,102      7,869,872      11,222,249      7,384,542
                                                        ============   ============    ======== ===   ============




The accompanying notes are an integral part of the financial statements

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          Six Months Ended June 30,
                                                                         ---------------------------
                                                                            2002           2001
                                                                         -----------    -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                     $   669,136    $  (882,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                             687,944        718,608
   Provision for bad debts                                                   169,369        178,847
   Effect of exchange rate changes                                            92,620        301,031
   Compensation expense for stock options                                     19,800         19,800
   Stock issued for services                                                       0         80,560
   Deferred income taxes                                                           0         45,014
   Changes in operating assets and liabilities:
       Accounts receivable, trade                                         (4,322,165)    (5,232,852)
       Inventories                                                           860,189      1,509,655
       Prepaid expenses and other current assets                            (154,760)      (110,522)
       Accounts payable, trade                                               642,356       (251,034)
       Accrued expenses and other current liabilities                       (544,494)      (477,364)
                                                                         -----------    -----------
   Net cash provided by (used in) operating activities from
     continuing operations                                                (1,880,005)    (4,100,441)
   Net cash used in operating activities from
     discontinued operations                                                       0         39,612
                                                                         -----------    -----------
   Net cash provided by (used in) operating activities                    (1,880,005)    (4,060,829)
                                                                         -----------    -----------
Cash Flows for Investing Activities:
Proceeds from note receivable                                                  2,500              0
Purchase of property and equipment                                          (515,621)      (557,858)
                                                                         -----------    -----------
   Net cash used in investing activities                                    (513,121)      (557,858)
                                                                         -----------    -----------
Cash Flows from Financing Activities:
Net increase in revolving loan indebtedness                                1,653,234      4,812,471
Principal payments on notes payable                                         (577,405)      (257,745)
Proceeds from issuance of common stock from exercise of
options                                                                      601,623          1,452
                                                                         -----------    -----------
   Net cash provided by financing activities                               1,677,452      4,556,178
                                                                         -----------    -----------

Net Increase (Decrease) in Cash                                             (715,674)       (62,509)
Cash, Beginning of Period                                                    976,585        216,686
                                                                         -----------    -----------
Cash, End of Period                                                      $   260,911    $   154,177
                                                                         ===========    ===========

Cash of continuing operations                                            $   260,911    $   110,032
Cash of discontinued operations (included with
   net current assets of discontinued operations)                                  0         44,145
                                                                         -----------    -----------
                                                                         $   260,911    $   154,177
                                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:

      Cash paid for interest                                             $   807,517    $ 1,216,803

Supplemental Disclosures of Noncash Investing and Financing
Activities -

      Debt incurred in connection with the acquisition of fixed assets
                                                                         $         0    $    33,194
   Conversion of Accounts Payable into equity
                                                                         $         0    $   100,000


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

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in the Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results, which ultimately may be achieved for the year.

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2002.



2. INVENTORIES

                          June 30, 2002          December 31, 2001
                          -------------          -----------------

   Finished goods           $11,694,390           $12,057,191
   Work in process              948,559               888,742
   Raw materials              2,913,871             3,471,076
                            -----------           -----------
                            $15,556,820           $16,417,009
                            ===========           ===========

3. BASIS OF PRESENTATION

Net Income Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the six months ended June 30, 2001, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
For the quarters and year to date periods ended June 30, 2002 and 2001, the provision for income taxes differed from the amount computed by applying the statutory rate to income (loss) before income taxes primarily due to adjustments to the valuation allowance for deferred tax benefit.

4.  LASALLE INDEBTEDNESS

The LaSalle Credit Agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning earnings before interest, taxes, depreciation and amortization (EBITDA), defined minimum tangible net worth and debt service coverage. At December 31, 2001, the Company was not in compliance with certain of these financial covenants. On March 27, 2002, LaSalle informed the Company that it would waive such violation upon completion of required documentation that included certain modifications and amendments to the Credit Agreement. These modifications and amendments were executed on April 30, 2002, which provides, among their provisions, an extension of the Credit Agreement until May 31, 2003 and modifications to certain financial covenants for which the Company was in compliance as of March 31, 2002. As of June 30, 2002 the Company is in compliance with its financial and other covenants. On August 7, 2002 the credit agreement was further extended to May 31, 2005 and the interest rate reduced by 1/2%.

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

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We plan to adopt SFAS 143 effective January 1, 2003. We have not determined the effect of adopting SFAS 143 on results of operations or our financial position.

7. DISCONTINUED OPERATIONS

As previously disclosed in Note 11 of the 2001 Form 10-K, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operations during the disposal period. The disposition was initially expected to occur by the end of 2000. Commencing in 2001, because the Company had not disposed of the Hungarian operations within one year, generally accepted accounting principles required that income or loss from such discontinued operations be included in the Statement of Earnings as a component of income or loss from continuing operations. Accordingly, a net loss of $342,188 ($0.05 per share) was charged to expense for the six month period ended June 30, 2001. The Company sold its interest in the Hungarian operations effective December 31, 2001.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Net sales for the three months ended June 30, 2002 increased $424,914 or 2.1% over the same quarter in 2001 to $20,424,405. The increased sales of brake parts are consistent with the strengthening experienced throughout the automotive aftermarket.

Gross profits for the three months ended June 30, 2002 were $3,999,779 or 19.6% of net sales compared to $3,741,039 or 18.7% in the same period of 2001, an increase of $258,740 or 6.9%. Approximately 50% of the increase is attributable to increased sales. The remainder of the increase is primarily due to increased efficiency and overhead absorption over 2001 levels at the Company's manufacturing facilities.

Selling, general and administrative expenses of $2,918,890 (14.3% of net sales) for the three months ended June 30, 2002 increased by $110,917 when compared to $2,807,973 (14.0% of net sales) for the same period in 2001. Increased freight costs on shipments to customers on the higher sales volume were partially offset by cost savings initiatives and other cost reduction efforts.

Other expense for the three months ended June 30, 2002 decreased $177,152 to $563,664 from $740,816 for the same period of 2001. Interest expense decreased $231,770 from the same period in 2001 due to the restructuring of the Finova subordinated debt that became effective October 31, 2001 and a lower interest rate on the revolving loan indebtedness. Included in other expense for the quarter ended June 30, 2001 is $175,000 of costs and expenses related to the potential strategic alliance with Competition Friction, LLC. Discussions regarding this strategic alliance terminated in April 2002. Included in other expense for the quarter ended June 30, 2001 are losses of $187,294 from the discontinued Hungarian foundry (see Note 7 of Notes to Condensed Financial Statements). Also included in the results for the quarter ended June 30, 2001 is $80,000 of other income related to the sale of excess equipment.

Net income for the three months ended June 30, 2002 was $517,225 compared to $200,750 for the same period in 2001. This increase in net income is attributed to increased sales, higher efficiencies and overhead absorption at the Company's manufacturing facilities, reduced selling, general and administrative expenses resulting from cost containment and reduction programs and lower interest expense.
----------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected, also may not occur or may occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales for the six months ended June 30, 2002 increased $2,040,866 or 5.7% over the same quarter in 2001 to $38,068,772. The increased sales of brake parts are consistent with the strengthening experienced throughout the automotive aftermarket.

Gross profits for the six months ended June 30, 2002 were $7,215,893 or 18.9% of net sales compared to $6,110,553 or 16.9% in the same period of 2001, an increase of $1,105,348 or 18.1%. Approximately 55% of the increase is attributable to increased sales. The remainder of the increase is primarily due to increased efficiency and overhead absorption over 2001 levels at the Company's manufacturing facilities.

Selling, general and administrative expenses of $5,617,614 (14.8% of net sales) for the six months ended June 30, 2002 increased by $122,768 when compared to $5,495,146 (15.3% of net sales) for the same period in 2001. Increased freight costs on shipments to customers on the higher sales volume were partially offset by cost savings initiatives and other cost reduction efforts.

Other expense for the six months ended June 30, 2002 decreased $568,411 to $929,143 from $1,497,589 for the same period of 2001. Interest expense decreased $460,945 from the same period in 2001 due to the restructuring of the Finova subordinated debt that became effective October 31, 2001 and lowering the interest rate on the revolving loan indebtedness. Included in other expense for the six months ended June 30, 2001 is $175,000 of costs and expenses related to the potential strategic alliance with Competition Friction, LLC. Discussions regarding this strategic alliance terminated in April 2002. Included in other expense for the six months ended June 30, 2001 are losses of $342,188 from the discontinued Hungarian foundry (see Note 7 of Notes to Condensed Financial Statements). Also included in the results for the six months ended June 30, 2001 is $80,000 of other income related to the sale of excess equipment.

Net income for the six months ended June 30, 2002 was $669,136 compared to a loss of $882,177 for the same period in 2001. This increase of $1,551,313 is attributed to increased sales, higher efficiencies and overhead absorption at the Company's manufacturing facilities, reduced selling, general and administrative expenses resulting from cost containment and reduction programs, lower interest expense and the elimination of losses related to the Hungarian foundry.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2002 was $1,880,005. This usage of cash was primarily due to (a) an accounts receivable increase of $4,322,165 from December 31, 2001 due to seasonality and increased sales, partially offset by (b) net income and non-cash items (principally depreciation and amortization) of $1,357,080 and (c) a decrease in inventory of $860,189.

Net cash used in investing activities was $515,621, which was attributable primarily to acquisition of various items of tooling, manufacturing equipment and warehouse equipment.

Net cash provided by financing activities was $1,677,452, consisting primarily of increases in borrowings under the Company's revolving credit agreement of $1,653,234, offset by scheduled payments under term and subordinated debt of $577,405 and cash received by the exercise of certain of the Company's options and warrants of $601,623.

The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

Future contractual obligations of the Company are as follows:



CONTRACTUAL                                    NEXT 12                            AFTER
OBLIGATIONS                     TOTAL          MONTHS           1-3 YEARS        4 YEARS
-----------                  -----------     ----------       --------------   -----------
Revolving loan               $20,675,107     $     --          $ 20,675,107     $    --
Subordinated debt            $ 1,255,041     $    75,055       $  1,179,986     $    --
Long-term debt               $   319,051     $   224,455       $     94,596     $    --
Capital leases               $   290,083     $   156,843       $    133,240     $    --
Other long-term
obligations                  $    66,622     $    57,869       $      8,753     $    --
Operating leases             $ 5,797,995     $ 1,496,583       $  2,540,228     $1,761,184


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that it does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. The Company had previously utilized only limited derivative financial instruments and did not use them for trading purposes and has never used derivative commodity instruments. At June 30, 2002, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, the Company believes that the fair value is equivalent to the carrying value. The Company believes that the interest rate of 7.0% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

PART II  OTHER INFORMATION

ITEMS 1 - LEGAL PROCEEDINGS

We have been named, along with at least 100 other defendants, in four lawsuits in Madison County, Illinois. The lawsuits name most of the major domestic manufacturers and distributors of brake parts, among others. The counts against us allege negligence (Count I) and willful and wanton conduct (Count II) regarding asbestos exposure over extended periods of time. We understand that plaintiffs' attorney can be expected to file at least ten more of these suits, and in all likelihood we will be named as a defendant in the new lawsuits. Our answer in each of these suits is not yet due. Two were filed in late June and the other two were filed in mid July. We have referred these cases to experienced asbestos toxic tort counsel. We believe we have a good faith defense in each case and expect to file answers or other pleadings denying liability in the near future. Our current liability insurance policy does not cover asbestos related claims. We have not yet established a reserve against potential liability with respect to these lawsuits.

ITEM 2 AND 3 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2002, Universal Automotive Industries, Inc. held its annual meeting of shareholders. Present at this meeting, in person and by proxy, were shareholders representing 10,104,645 of the 11,235,329 issued and outstanding shares of voting securities consisting of Common Stock of 7,090,265 shares, Preferred Series A of 2,014.38 shares, which have voting rights equivalent to 2,014,380 shares of Common Stock and Preferred Series B of 1,000 shares, which have voting rights equivalent to 1,000,000 shares of Common Stock, at the date of record (89.94% of the total number of shares of voting securities outstanding and entitled to vote). The only item voted upon at the meeting was the election of directors.

The following Directors were elected to the Board:


NAME                    VOTES FOR           VOTES AGAINST        VOTES WITHHELD
----                    ---------           -------------        --------------
Feng Dong               10,102,845               0                 1,800
Sami Israel             10,103,845               0                   800
M. Catherine Jaros      10,102,845               0                 1,800
Dennis Kessler          10,102,845               0                 1,800
Sheldon Robinson        10,102,845               0                 1,800
Arvin Scott             10,102,845               0                 1,800
Yehuda Tzur             10,103,845               0                   800
Sol S. Weiner           10,103,845               0                   800
Zemin Xu                10,101,845               0                 2,800

ITEM 5 IS NOT APPLICABLE TO THE COMPANY IN THE REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit II - Computation of Earnings Per Share
     Exhibit 99.1 Certificate of Chief Executive Officer
     Exhibit 99.2 Certificate of Chief Financial Officer

b) The Company filed a Report on Form 8-K on April 4, 2002 wherein it disclosed information under Item 5, Other Events.

     The Company filed a Report on Form 8-K on June 25, 2002 wherein it disclosed the appointment of Ernst & Young, LLC as the Company's independent auditors for 2002.




                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                        /s/ ARVIN SCOTT
                                        ----------------------------------------
Date: August 14, 2002                   Arvin Scott, Chief Executive Officer,
                                        President
                                        (Principal Executive Officer)



                                        /s/ ROBERT W. ZIMMER
                                        ----------------------------------------
                                        Chief Financial Officer
                                        (Principal Financial Officer)