Form 10-Q
period 2002-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2002-11-14
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______ to
                         Commission file number 1-13516
                                                -------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     36-3973627
   --------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has tiled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of issuer's Common Stock, par value $.O1 per share, outstanding as of November 12, 2002 was 8,220,949 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                      INDEX

                                                                              Page(s)
                                                                              -------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

         Consolidated Balance Sheets
             September 30, 2002 (Unaudited) and December 31, 2001                3

         Consolidated Statements of Operations
             (Unaudited) - for the three months and nine months ended
             September 30, 2002 and 2001                                         4

         Consolidated Statements of Cash Flows
             (Unaudited) - for the nine months ended
             September 30, 2002 and 2001                                         5

         Notes to Condensed Financial Statements (Unaudited)                     6-7

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                    8-10

   Item 3. Quantitative and Qualitative Disclosure About Market Risk             10

   Item 4. Controls and Procedures                                               11

PART II. OTHER INFORMATION

   Items 1 - Legal Proceedings                                                   11
   Items 2 thru 5 are not applicable to the Company in this report               11
   Item 6 - Exhibits and Reports on Form 8-K                                     11

   Signatures                                                                    11

   Certificate of Chief Executive Officer                                        12

   Certificate of Chief Financial Officer                                        13

EXHIBIT II - COMPUTATION OF EARNINGS PER SHARE                                   14

EXHIBIT 99.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER  15

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 2002  December 31, 2001
                                                                  ------------------  -----------------
                                                                      (Unaudited)
                           Assets

Current Assets

Cash                                                                 $     34,274       $    976,585
  Accounts receivable, trade                                           15,808,884         15,789,886
  Inventories                                                          19,035,437         16,417,009
  Deferred income taxes                                                   240,000            240,000
  Prepaid expenses and other current assets                               407,332            486,293
                                                                     ------------       ------------
                                                                       35,525,927         33,909,773
                                                                     ------------       ------------
Property and Equipment, net                                             4,349,374          4,728,034
                                                                     ------------       ------------
Other Assets:
  Goodwill, net                                                           482,429            480,498
  Due from stockholders                                                   320,929            320,929
  Other assets                                                            539,292            598,609
                                                                     ------------       ------------
                                                                        1,342,650          1,400,036
                                                                     ------------       ------------
                                                                     $ 41,217,951       $ 40,037,843
                                                                     ============       ============
            Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable, trade                                            $ 11,934,308       $ 11,446,262
  Long-term indebtedness, current portion                                 470,887            871,346
  Accrued expenses and other current liabilities                        3,622,658          3,569,600
                                                                     ------------       ------------
                                                                       16,027,853         15,887,208
                                                                     ------------       ------------
Long-term Liabilities:
  Revolving loan indebtedness                                          19,046,623         19,021,873
  Subordinated debenture                                                1,122,500          1,179,986
  Long-term indebtedness, non-current portion                             149,324            421,269
                                                                     ------------       ------------
                                                                       20,318,447         20,623,128
                                                                     ------------       ------------
Stockholders' Equity
  Preferred stock (authorized 2,000,000 shares, $.01 par value,
  201,438 shares of Series A and 100,000 shares of Series B
  issued and outstanding)                                                   3,014              3,014
  Common stock (authorized 30,000,000 shares $.01 par value,
  8,220,949 shares and 7,939,599 issued and outstanding)
  at September 30, 2002 and December 31, 2001                              82,249             79,394
  Additional paid-in-capital                                           15,202,516         14,583,947
  Retained earnings                                                    (9,454,902)       (10,136,023)
  Accumulated other comprehensive losses                                 (891,576)          (882,825)
  Stock subscription receivable                                           (69,650)          (120,000)
                                                                     ------------       ------------
                                                                        4,871,651          3,527,507
                                                                     ------------       ------------
                                                                     $ 41,217,951       $ 40,037,843
                                                                     ============       ============



The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                           -------------------------------       -------------------------------
                                                               2002               2001              2002                2001
                                                               ----               ----              ----                ----
Net Sales                                                  $ 17,146,536       $ 18,160,436       $ 55,215,258       $ 54,188,292

Cost of Sales                                                13,940,213         14,737,836         44,793,042         44,486,171
                                                           ------------       ------------       ------------       ------------
Gross Profit                                                  3,206,323          3,422,600         10,422,216          9,702,121

Selling, General and Administrative Expenses                  2,855,154          2,979,215          8,472,768          8,584,211
Other Expenses
Loss from Hungarian operations                                        0            337,475                  0            679,662
                                                           ------------       ------------       ------------       ------------
Income from operations                                          351,169            105,910          1,949,448            438,248
                                                           ------------       ------------       ------------       ------------
Other (income) expense:
       Interest expense                                         352,713            589,085          1,106,956          1,804,273
       Other                                                    (13,529)           (53,740)           161,371            (54,413)
                                                           ------------       ------------       ------------       ------------
                                                                339,184            535,345          1,268,327          1,749,860
                                                           ------------       ------------       ------------       ------------
Income (Loss) before provision for income taxes                  11,985           (429,435)           681,121         (1,311,612)
Income tax provision                                                  0                  0                  0                  0
                                                           ------------       ------------       ------------       ------------
Net Income (Loss)                                          $     11,985       $   (429,435)      $    681,121       $ (1,311,612)
                                                           ============       ============       ============       ============
Comprehensive Income (Loss):
       Net Income (Loss)                                   $     11,985       $   (429,435)      $    681,121       $ (1,311,612)
       Foreign currency translation adjustment                 (101,371)          (203,948)            (8,751)            97,083
                                                           ------------       ------------       ------------       ------------
                                                           $    (89,386)      $   (633,383)      $    672,370       $ (1,214,529)
                                                           ============       ============       ============       ============
Income (Loss) per Share:
       Basic                                               $       0.00       $      (0.06)      $       0.08       $      (0.18)

       Diluted                                             $       0.00       $      (0.06)      $       0.06       $      (0.18)

Weighted average number of common shares outstanding:
       Basic                                                  8,220,949          7,697,944          8,187,803          7,489,009
       Common stock equivalents resulting from
       warrants and options                                   3,014,380                  0          3,377,640                  0
                                                           ------------       ------------       ------------       ------------
       Diluted                                               11,235,329          7,697,944         11,565,443          7,489,009
                                                           ------------       ------------       ------------       ------------



     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               2002               2001
                                                                               ----               ----
Cash flows from operating activities:
      Net income (loss)                                                     $   681,121       $(1,311,612)
Adjustments to reconcile net income (loss) to cash used in operating activities:
      Depreciation and amortization                                           1,025,215         1,094,222
      Provision for bad debts                                                   294,674           318,483
      Effect of exchange rate changes                                            (8,751)           97,083
      Compensation expense for stock options                                     19,800            29,700
      Stock issued for services                                                       0            80,500
      Deferred income taxes                                                           0            47,683
      Changes in operating assets and liabilities:
           Accounts receivable, trade                                          (313,672)       (2,877,956)
           Inventories                                                       (2,618,428)        2,695,061
           Prepaid expenses and other current assets                            (38,635)           57,582
           Accounts payable, trade                                              488,046          (991,903)
           Accrued expenses and other current liabilities                        53,058          (614,736)
                                                                            -----------       -----------
Net cash used in operating activities
      from continued operations                                                (417,572)       (1,375,893)

Net cash provided by Hungarian operations                                             0           309,674
                                                                            -----------       -----------
                                                                               (417,572)       (1,066,219)
                                                                            -----------       -----------
Cash flows from investing activities:
      Purchase of property and equipment                                       (459,321)         (674,843)
      Proceeds from note receivable                                               2,500
                                                                            -----------       -----------
Net cash used in investing activities                                          (456,821)         (674,843)
                                                                            -----------       -----------
Cash flows from financing activities:
      Net increase in revolving loan indebtedness                                24,749         2,023,509
      Proceeds from issuance of preferred stock                                                 2,800,000
      Principle payments on long-term indebtedness                             (694,290)         (319,265)
      Proceeds from issuance of common stock from the exercise of
      options and warrants                                                      601,623             1,452
                                                                            -----------       -----------
Net cash (used in) provided by financing activities                             (67,918)        4,505,696
                                                                            -----------       -----------
Net (decrease) increase in cash                                                (942,311)        2,764,634
Cash, beginning of period                                                       976,585           216,686
                                                                            -----------       -----------
                                                                            $    34,274       $ 2,981,320
                                                                            ===========       ===========
Cash of continuing operations                                               $    34,274       $ 2,869,691
Cash of Hungarian operations                                                          0            84,629
                                                                            -----------       -----------
                                                                            $    34,274       $ 2,954,320
                                                                            ===========       ===========
Supplemental disclosures of cash flow information:
      Cash paid for interest                                                $ 1,193,200       $ 1,805,890
      Cash taxes paid                                                       $    56,107       $         0

Supplemental disclosure of noncash investing and Financing Activities:
      Issuance of common stock for services                                 $         0       $    80,500
      Debt incurred in connection with acquisition of fixed assets          $         0       $    74,014
      Conversion of accounts payable into equity                            $         0       $   600,000
      Reduction of note payable in exchange for subscription receivable     $    50,350       $         0


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

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2002.

2. INVENTORIES


                             SEPTEMBER 30, 2002          DECEMBER 31, 2002
                             ------------------          -----------------
          FINISHED GOODS           $ 14,881,558              $  12,057,191
          WORK IN PROGRESS              816,901                    888,742
          RAW MATERIALS               3,336,978                  3,471,076
                                   ------------            ---------------
                                   $ 19,035,437              $  16,417,009
                                   ------------            ---------------

3. BASIS OF PRESENTATION

Income Taxes

For the quarters and year to date periods ended September 30, 2002 and 2001, the provision for income taxes differed from the amount computed by applying the statutory rate to income (loss) before income taxes primarily due to adjustments to the valuation allowance for deferred tax benefit.

4. LASALLE INDEBTEDNESS

The LaSalle Credit Agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning earnings before interest, taxes, depreciation and amortization (EBITDA), defined minimum tangible net worth and debt service coverage. At December 31, 2001, the Company was not in compliance with certain of these financial covenants. On March 27, 2002, LaSalle informed the Company that it would waive such violation upon completion of required documentation that included certain modifications and amendments to the Credit Agreement. These modifications and amendments were executed on April 30, 2002, and provide, among their provisions, an extension of the Credit Agreement until May 31, 2003 and modifications to certain financial covenants for which the Company was in compliance as of March 31, 2002. On August 7, 2002 the credit agreement was further extended to May 31, 2005 and the interest rate reduced by 1/2%. As of September 30, 2002 the Company is in compliance with its financial and other covenants.

5. RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Effective January 1, 2002, the Company has adopted SFAS 142 and discontinued the amortization of goodwill balances and intangible assets with indefinite useful lives. The Company assessed its goodwill for impairment and will test for impairment at least annually thereafter.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company has adopted SFAS 144 effective January 1, 2002.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company plans to adopt SFAS 143 effective January 1, 2003. The Company has not determined the effect of adopting SFAS 143 on results of operations or its financial position.

7. HUNGARIAN OPERATIONS

As previously disclosed in Note 11 of the 2001 Form 10-K, the Company finalized its decision to discontinue its Hungarian operation in December 1999. As of December 31, 1999, the Company provided for estimated costs of disposition of $1,500,000 including estimated losses of the discontinued operations during the disposal period. The disposition was initially expected to occur by the end of 2000. Commencing in 2001, because the Company had not disposed of the Hungarian operations within one year, generally accepted accounting principles required that income or loss from such operations be included in the Statement of Earnings as a component of income or loss from continuing operations. Accordingly, a net loss of $679,662 ($0.09 per share) was charged to expense for the nine month period ended September 30, 2001. The Company sold its interest in the Hungarian operations effective December 31, 2001.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

Net sales for the three months ended September 30, 2002 decreased $1,013,900 or 5.6% over the same quarter in 2001 to $17,146,536. The decreased sales of brake parts is affected by the consolidation taking place in our customer base, price compression and general sluggish economic conditions.

Gross profits for the three months ended September 30, 2002 were $3,206,323 or 18.7% of net sales compared to $3,422,600 or 18.8% in the same period of 2001, a decrease of $216,277 or 6.3% of the gross profit total. This decrease is attributable to the decline in net sales for the period.

Selling, general and administrative expenses of $2,855,154 (16.7% of net sales) for the three months ended September 30, 2002 decreased by $124,061 when compared to $2,979,215 (16.4% of net sales) for the same period in 2001. Cost saving initiatives drives the favorable variance.

Other income and expense for the three months ended September 30, 2002 decreased $196,161 to $339,184 from $535,345 for the same period of 2001. Interest expense decreased $236,372 from the same period in 2001 due to the restructuring of our Finova subordinated debt that became effective October 31, 2001 and a lower interest rate on our revolving loan indebtedness. Also included in the results for the quarter ended September 30, 2001 is $40,211 of other income related to scrap sales and rental income.

Net income for the three months ended September 30, 2002 was $11,985 compared to a loss of $429,435 in the same period in 2001. This increase in net income of $441,420 is attributed to a reduction on the loss from Hungarian operations incurred in 2001 of $337,475, reduced other income and expense of $152,782 partially offset by reduced net income from continuing operations.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales for the nine months ended September 30, 2002 increased $1,026,966 or 1.9% over the same period in 2001 to $55,215,258. The increased sales of brake parts are consistent with the strengthening experienced throughout the automotive aftermarket.

Gross profits for the nine months ended September 30, 2002 were $10,422,216 or 18.9% of net sales compared to $9,702,121 or 17.9% in the same period of 2001, an increase of $720,095 or 7.4% of the gross profit total. Approximately 25% of the increase is attributable to increased sales. The remainder of) the increase is primarily due to increased efficiency and overhead absorption over 2001 levels at our manufacturing facilities.

---------------------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected, also may not occur or may occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

Selling, general and administrative expenses of $8,472,768 (15.3% of net sales) for the nine months ended September 30, 2002 decreased by $111,443 when compared to $8,584,211 (15.8% of net sales) for the same period in 2001. Increased freight costs on shipments to customers on the higher sales volume were more than offset by cost savings initiatives.

Other income and expense for the nine months ended September 30, 2002 decreased $481,533 to $1,268,327 from $1,749,860 for the same period of 2001. Interest expense decreased $697,317 to $1,106,956 from $1,804,273 from the same period in 2001 due to the restructuring of our Finova subordinated debt that became effective October 31, 2001 and the lowering of the interest rate on the revolving loan indebtedness. Included in other expense for the nine months ended September 30, 2002 is $175,000 of costs and expenses related to the potential strategic alliance with Competition Friction, LLC. Discussions regarding this strategic alliance terminated in April 2002. In addition, included in the results for the nine months ended September 30, 2001 is $40,784 of other income related to the sale of excess equipment, scrap sales and rental income.

Net income for the nine months ended September 30, 2002 was $681,121 compared to a loss of $1,311,612 for the same period in 2001. This increase in net income of $1,992,733 is attributed to increased sales, higher efficiencies and overhead absorption at our manufacturing facilities, reduced selling, general and administrative expenses resulting from cost containment and reduction programs, lower interest expense and the elimination of losses related to the Hungarian foundry.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2002 was $473,082. This usage of cash was primarily due to (a) an increase in accounts receivable of $313,672, (b) an increase in inventory of $2,618,428 partially offset by (c) net income and non-cash items (principally depreciation and amortization) of $2,004,010 and (d) an increase in accounts payable and accrued expenses of $541,104.

Net cash used in investing activities was $401,311, which was attributable primarily to acquisition of various items of tooling, manufacturing equipment and warehouse equipment.

Net cash used by financing activities was $67,918, consisting primarily of scheduled payments under term and subordinated debt of $694,290 offset by proceeds in the exercise of warrants and options of $601,623.

We expect to continue to finance our operations through cash flow generated from operations, borrowings under our bank lines of credit and credit from its suppliers.

Future contractual obligations of ours are as follows:

CONTRACTUAL                            NEXT 12                    AFTER
OBLIGATIONS                TOTAL        MONTHS      1-3 YEARS     4 YEARS
-----------                -----        ------      ---------     -------
Revolving loan          $19,046,623   $        -   $19,046,623   $        -
Subordinated debt       $ 1,211,895   $   89,395   $ 1,122,500   $        -
Long-term debt          $   262,936   $  224,455   $    38,481   $        -
Capital leases          $   241,462   $  138,000   $   103,462   $        -
Other long-term
obligations             $    26,418   $   19,037   $     7,381   $        -
Operating leases        $ 5,489,166   $1,381,568   $ 2,298,318   $1,809,280

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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We had previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At September 30, 2002, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value. We believe that the interest rate of 7.0% on our Finova subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II OTHER INFORMATION

ITEMS 1 - LEGAL PROCEEDINGS

We have been named, along with numerous other defendants (typically, 100 or more), in a total of 28 lawsuits in Madison County, Illinois. The lawsuits name most of the major domestic manufacturers and distributors of brake parts, among others. The counts against us allege negligence (Count I) and willful and wanton conduct (Count II) regarding asbestos exposure over extended periods of time. We have referred these cases to experienced asbestos toxic tort counsel. We believe we have a good faith defense in each case and either have filed or will file answers or other pleadings denying liability in the near future. Our current liability insurance policy does not cover asbestos related claims. We have not yet established a reserve against potential liability with respect to these lawsuits.


ITEMS - 2, 3, 4 AND 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit II - Computation of Earnings Per Share

         Exhibit 99.1 - Certification of Chief Executive Officer and Chief Financial Officer


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                           /s/ ARVIN SCOTT
                                           -------------------------------------
Date: November 14, 2002                    Arvin Scott, Chief Executive Officer,
                                           President (Principal Executive
                                           Officer)

                                           /s/ ROBERT W. ZIMMER
                                           -------------------------------------
                                           Chief Financial Officer (Principal
                                           Financial Officer)

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arvin Scott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Automotive Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Arvin Scott
---------------------------
Arvin Scott
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                                  CERTIFICATION

           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert W. Zimmer, certify that:

l. I have reviewed this quarterly report on Form 10-Q of Universal Automotive Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l3a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's interval controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert W. Zimmer
--------------------
Robert W. Zimmer
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                                                                      EXHIBIT II

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE


                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                           --------------------------------    -------------------------------
                                                2002             2001              2002             2001
BASIC NET INCOME (LOSS) PER COMMON SHARE:

Net Income (Loss):
     Continuing operations                  $    11,985       $   (91,960)     $   681,121        $  (631,950)
     Hungarian operations                             0          (337,475)               0           (679,662)
                                            -----------       -----------      -----------        -----------
     Net                                         11,985       $  (429,435)     $   681,121        $(1,311,612)

Weighted average Common Shares outstanding    8,220,949         7,697,944        8,187,803          7,489,009

Basic Net Income (Loss) Per Common Share
     Continuing operations                  $      0.00       $     (0.01)     $      0.08        $     (0.09)
     Hungarian operations                          0.00             (0.05)            0.00              (0.09)
                                            -----------       -----------      -----------        -----------
     Net                                    $      0.00       $     (0.06)     $      0.08        $     (0.18)

DILUTED NET INCOME (LOSS) PER COMMON SHARE

Net Income (Loss):
     Continuing operations                  $    11,985       $   (91,960)     $   681,121        $  (631,950)
     Hungarian operations                             0          (337,475)               0           (679,662)
                                            -----------       -----------      -----------        -----------
     Net                                    $    11,985       $  (429,435)     $   681,121        $(1,311,612)

Weighted average Common Shares outstanding    8,220,949         7,697,994        8,187,803          7,489,009
Options and warrants assumed to be
     Common Stock equivalents using
     Treasury Stock Method                    3,014,380                 0        3,377,640                  0
                                            -----------       -----------      -----------        -----------
Weighted average common stock shares
     outstanding, as adjusted                11,235,329         7,697,994       11,565,443          7,489,009

Diluted Net Income (Loss) per Common Share:
     Continuing operations                  $      0.00       $     (0.01)     $      0.08        $     (0.09)
     Hungarian operations                          0.00             (0.05)            0.00              (0.09)
                                            -----------       -----------      -----------        -----------
     Net                                    $      0.00       $     (0.06)     $      0.08        $     (0.18)
