Form 10-K
period 2002-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2003-04-15
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________


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

Common Stock, $0.01 Par Value                           Nasdaq SmallCap Market

Redeemable Common Stock Purchase Warrants               Nasdaq SmallCap Market


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

         Yes [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2, of the Act) Yes[ ] No [X]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 28, 2002, was approximately $15,619,803.

         The number of shares of Registrant's Common Stock, par value of $0.01 per share, outstanding as of March 17, 2003 was 8,224,949 shares.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I..................................................................................................            1
     Item 1.  Business..................................................................................            1
     Item 2.  Properties................................................................................           15
     Item 3.  Legal Proceedings.........................................................................           15
     Item 4.  Submission of Matters to Vote of Security Holders.........................................           15
PART II.................................................................................................           16
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....................           16
     Item 6.  Selected Financial Data...................................................................           17
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....           19
     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk................................           24
     Item 8.  Financial Statements and Supplementary Data...............................................           24
     Item 9.  Changes in and Disagreements With Accounting and Financial Disclosure.....................           24
PART III................................................................................................           25
     Item 10.  Directors and Executive Officers of the Registrant.......................................           25
     Item 11.  Executive Compensation...................................................................           26
     Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................           31
     Item 13.  Certain Relationships and Related Transactions...........................................           33
     Item 14.  Controls and Procedures..................................................................           34
PART IV.................................................................................................           35
     Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................           35

                                     PART I

ITEM 1.  BUSINESS (1)

OVERVIEW

         Universal Automotive Industries, Inc. is a leading manufacturer and distributor of automotive aftermarket brake parts, including brake rotors, drums, disc brake pads, brake shoes and hydraulic parts for the estimated $2.42 billion* automotive brake part aftermarket. About 90% of our revenues come from the sale of brake parts. The remaining 10% of our revenues come from our wholesale commodity business in which we buy and sell fast moving automotive parts such as spark plugs, headlights and motor oils. Typically, the margin in the commodity business is substantially less than the brake business. We manufacture over 90% of our friction products, 20% of our brake rotors (measured in revenues) and purchase for resale the balance of our brake rotors and drums and all our hydraulic parts. An estimated 75% of our sales are marketed under our customers' private labels and the balance of our sales are marketed under our brands including the Ultimate and UBP trademarks.

                                     [CHART]

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

         *According to Frost and Sullivan 2000 Report.

         In December 2002, we relocated our Cuba, Missouri brake rotor manufacturing facility, to improve our competitive position, to our Alsip, Illinois facility. Over the last several years, there has been double digit pricing compression on brake rotors and drums purchased from China. This pricing compression combined with improvement in China supplied products has reduced demand for our domestically manufactured brake rotors. We have the flexibility to supply purchased brake rotors or internally manufactured brake rotors depending on the customer's preference. We believe the relocation of the brake rotor facility will enable us to operate this product line profitably at reduced sales volume. We believe the brake rotors we manufacture in the USA are superior in quality and value to the same parts supplied through plants located in China. We believe that our US manufactured brake rotors "add value" to our customer relationships and provide the Company with a competitive advantage over competitors who are exclusively marketers of imported brake rotors and drums. We also believe that we have improved our ability to source product in China through our recent strategic relationship with Wanxiang America Corporation, China's leading auto parts supplier to the OEM and aftermarket. See further detail regarding our relationship with Wanxiang America Corporation under "Line of Credit and Recent Financings."

         The trend over the last year has favored growth in the private label segment as customers choose to support their own brands. We believe there has been a shift over the last several years, by national buying groups and retailers, to build their brand equity as opposed to supporting the Big Three brake manufacturing companies (Dana, Federal-Mogul and Honeywell) brands. This shift in customer preference supports our business model. Our interests run parallel to the customer's, since our primary focus is to support the growth of our customers' private label. Recently, Federal-Mogul announced their intention to acquire Honeywell's Bendix Friction Material group, thus, potentially reducing the number of major brands brake part suppliers to two.

         We have positioned ourselves as one of the only viable alternatives to the Big Three brake companies. Our other competitors specialize primarily in one brake category, which makes it more difficult for a customer to manage (one supplier for each category) from a marketing, supply and inventory management function. The success of our business model can be demonstrated through the expansion of approved product lines with existing national buying groups such as Parts Plus, National Pronto Association, IWDA and Independent Auto Parts Association, in which we are an approved supplier for two or more brake categories.

INDUSTRY BACKGROUND

         BRAKING SYSTEMS - There are two primary types of braking systems for cars and light trucks. The first is a drum brake system, in which the braking action is created by a brake shoe being forced outward against the inside of a rotating drum. The second, and newer, system is a disc braking system, in which the braking action is created by two brake pads squeezing a rotor. Each vehicle has either one drum or one rotor at each wheel. In either case, the braking is initiated by the driver pressing a brake pedal, which causes a master cylinder to compress fluid in the vehicle's braking system, which, in turn, causes the fluid pressure to pass through a brake line to a hydraulic system which causes the action of the brake shoes in a drum system or brake pads in a disc system.

         DISTRIBUTION IN THE AFTERMARKET- According to the Motor & Equipment Manufacturing Association (MEMA) aftermarket product sales of all product groups in the United States reached $136.6 billion in 2000. MEMA believes aftermarket sales will eventually reach $155.1 billion in 2003. The ultimate consumers for automotive aftermarket products can be divided into two primary categories. The first category consists of customers who choose to have their cars repaired at a commercial service establishment, such as a service station, repair shop or car dealer, and is known as the "installer segment." Customers in the second category, the "do-it-yourself" segment, are those customers who choose to make the repairs themselves.

         Traditionally, many car parts have been distributed though a system under which products are sold from manufacturers to warehouse distributors, who then sell to "jobbers," who, in turn, sell to installers and consumers. We believe that in recent years there has been an industry shift away from the traditional channels of distribution toward alternative distribution channels, including manufacturers who sell parts to mass market retailers who serve do-it-yourself customers, and manufacturers who sell parts to warehouse distributors, who sell directly to installers that provide repair and installation services. We believe the traditional warehouse jobber distribution system has suffered, and may continue to suffer, some erosion of total market share as a result of the expansion of these alternative distribution channels, particularly as a result of the increased presence in the marketplace of the mass-market retailer. (e.g. Autozone, Advance Auto Parts). However, we believe that these shifts in distribution channels will benefit us, as our principal brake parts customers include these mass market retailers.

         Frost & Sullivan estimates that sales of brake parts in the United States' aftermarket for passenger cars, sports utility vehicles and light trucks totaled $2.42 billion in sales in 2001, growing an estimated 4% over 2000.

         We believe the demand for aftermarket brake parts, particularly value line parts, will continue to grow because of the following factors:

         - An increasing number of vehicles on the road. New car sales were strong from 1998 through 2002; we expect vehicles sold during this time period to require replacement parts in 2003 to 2005.

         - An aging vehicle population, which creates the need for more replacement parts. In 2001, the average age of a vehicle in the United States was 9.6 years old.

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

         We believe the private label market category will continue to grow, as customers are looking for the best value for their dollar, and often will not pay extra for premium-priced products. In response to these consumer preferences, mass-market retailers have grown in popularity and increasingly seek to sell less expensive private label parts. In addition, we believe distributors will increase their purchases of private label parts as a means of improving their profit margins.

OUR GROWTH STRATEGY

         Our strategy is to capitalize on the increasing demand for brake parts by:

         - Focus on marketing additional brake categories to existing customers. (Less than 50% of our existing customers purchase all three brake parts categories from us.)

                  - Leading the market by "First to Enter" late model applications.

                  - Sustaining promotion of ceramic disc brake pads.

         - Expanding sales to automobile manufacturers for the aftermarket and service business; and

         - Considering acquisitions of other specialty brake parts distributors and manufacturers.

PRODUCTS

         The brake parts we sell can be divided into three main categories: drums and rotors; friction parts; and hydraulic parts. The friction category of parts consists of brake shoes for drum systems and brake pads. Cylinders and brake hoses are examples of hydraulic parts. We manufacture some of these parts and act as a distributor for others. We market approximately 25% of our products under our trademarks, Universal Brake Parts, or UBP, and to a lesser extent, Ultimate, and the remainder under our customers' private labels. We manufacture disc brake rotors in our Alsip, Illinois facility. In December 2002, we relocated our Cuba, Missouri brake rotor manufacturing facility, to improve our competitive position, to our Alsip, Illinois facility. We formulate and manufacture disc brake pads at our North American Friction plant, located in Toronto, Canada. Since November 2002, our Toronto facility has expanded its product offering to include ceramic disc pads. Ceramic disc pads are a relatively new product segment to the aftermarket without a clearly defined market leader. Increased usage of ceramic disc brake pads at the OEM level will continue to drive increased demand for ceramic disc pads in the aftermarket. At our plant in Walkerton, Virginia, we manufacture brake pads, brake shoes and drum brake lining. The hydraulic parts we sell are all purchased from suppliers.

         We supply value line brake parts (i.e., parts sold at prices below those of certain leading national brand name parts), to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America. Many of our competitors specialize in only one category, such as friction parts or drums and rotors. By offering a full line of products in several categories, we believe we have an advantage over those competitors offering products in fewer categories, in light of the industry trend toward consolidation of the number of suppliers of products.

COMMODITY OPERATIONS

         We conduct a wholesale product operation from our headquarters facility in Alsip, Illinois, purchasing automotive items such as spark plugs, motor oil and freon, in large volume, at below market prices, and reselling these products at slightly higher prices. We make large-volume purchases of products on the open market, generally buying from domestic and foreign manufacturers and other warehouse distributors, and reselling these products to other warehouse distributors, mass market retailers and jobbers. These operations, while historically profitable, result in gross margins that are significantly lower than gross margins from our other operations. For the years ended December 31, 2000, 2001 and 2002, excluding sales from our former Hungarian foundry, net sales from our wholesale product operations accounted for approximately 7%, 8% and 10%, respectively, of our total net sales, and 4%, 5% and 8%, respectively, of our total gross profits.

SALES AND MARKETING

         We organize our marketing operations around two principal customer groups: traditional aftermarket warehouse distributors and mass market retailers. We employ six full time sales personnel. Sales responsibility is split among the sales personnel between the traditional warehouse distributors and mass market retailers- national accounts. Our Senior Vice President of Sales manages our independent sales representative network and other marketing efforts. The majority of our products, approximately 75% are sold under our customers' private brand labels. Most aftermarket distributors are members of national buying/marketing groups, which have developed their own private brand labels.

         TRADITIONAL AFTERMARKET DISTRIBUTORS: This group consists primarily of independent warehouse distributors who market to independently owned auto parts stores and company owned stores. Typically, the traditional aftermarket distributor belongs to a national buying group. Generally, these groups promote their own private label in addition to national brands. We supply one or more brake product lines to the following marketing groups under the groups' private label: National Pronto Association; IAPA; APA and Aftermarket Auto Parts Alliance. The RPM Group purchases our "UBP" and "Ultimate" brands.

         MASS MARKET RETAILERS - We also supply national retailers such as Advance Auto Parts, Discount Auto Parts and O'Reilly's under their private brand labels. Other retailers such as Pep Boys and Murray's Discount Auto Parts purchase brake parts from us under our "UBP" and "Ultimate" brand.


         INDEPENDENT SALES REPRESENTATIVES - We believe we have retained some of the best independent sales representatives across the country. These representatives assist us with direct sales efforts, customer field work, trade shows and other marketing and sales activities. These independent sales representatives are compensated on a commission basis. Agreements with our independent sales representatives may be terminated at any time by either party, upon notice.

DISTRIBUTON

         We seek to provide rapid delivery of a wide variety of brake parts to our customers. We operate a 263,000 square foot distribution center at our headquarters facility located in Alsip, Illinois. We also have a 28,200 square foot distribution facility in Southern California. We generally are able to fulfill customer orders quickly, as the industry demands, and, therefore, typically do not have a large order backlog. We generally deliver orders to our brake parts customers within four to five days from the time the order is placed. In addition, we seek to maintain high fill rates for orders, and, accordingly, do not generally have a large number of back orders. Customers may place their stock orders by telephone, electronically or by facsimile. Deliveries are made from all warehouses, almost exclusively by common carrier.

MANUFACTURING

         We operate two friction plants, a 79,300 square foot disc pad plant located in Brampton, Ontario, Canada and a 77,000 square foot brake drum lining and brake shoe remanufacturing plant in Walkerton, Virginia. Our friction business has experienced substantial growth, and unlike the brake rotor and drum product group, there is no material competition from offshore friction suppliers. We believe the barrier to entry in the friction category is significant due to the following reasons: (i) building brand acceptance is difficult due to safety related concerns; (ii) capital requirements are intensive; (iii) friction formulations are usually patented or highly classified; and (iv) the business is an art as much as a science and requires highly experienced management. Today we have approximately 150,000 square feet dedicated to friction manufacturing.

         In 2001, we relocated our rotor machining facility from Laredo, Texas to Cuba, Missouri, which was closer to our source of supply of castings and our primary distribution center in Alsip, Illinois, to reduce our costs. The Cuba facility had a capacity to machine approximately 750,000 rotors on a two-shift basis. During the fourth quarter of 2002, the Cuba facility was closed and the equipment and related production relocated into our Alsip, Illinois facility. This was done to further reduce costs and to lower the break-even profit level for this operation. At present, we have a capacity to machine approximately 300,000 rotors annually on a one-shift basis.

         In 1996, we acquired North American Friction, which at the time occupied a 17,500 square foot facility near Toronto, Ontario. Today, as a result of significant growth in the sales of friction products since we entered that market segment, North American Friction occupies a 79,200 square foot facility in suburban Toronto, Ontario. We now offer a full line of friction grades in both riveted and integrally-molded disc brake pads. North American Friction was awarded ISO 9001 certification in July 1999.

         We acquired Total Brake Industries' assets in November 1999 and operate these assets from a 77,000 square foot leased facility in Walkerton, Virginia. This facility remanufactures brake shoe lining and remanufactures brake shoes. In addition, we sell drum brake shoe lining to third party customers.

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

         In connection with a transaction under which we issued 201,438 shares of Series A Preferred Stock to Venture Equities Management, Inc., an affiliate of Wanxiang America Corporation and Wanxiang Group Corporation, one of the leading manufacturers of automotive parts in the Peoples Republic of China, we entered into a supply agreement with Wanxiang America Corporation. Under the supply agreement, we agreed to make annual purchases of parts from Wanxiang America Corporation totaling $5,000,000, provided the prices of the products we purchase from Wanxiang America are substantially comparable to the prices charged by other suppliers in the Peoples Republic of China for similar products. In the event we do not purchase $5,000,000 in products from Wanxiang America in a year, we are obligated under the agreement to pay Wanxiang America 20% of the difference between $5,000,000 and the amount we have paid to Wanxiang America for products during the year. The agreement provides Wanxiang America with a right of refusal with respect to products we seek to purchase from other suppliers located in the Peoples Republic of China. The supply agreement has an indefinite term, but can be terminated by Wanxiang America at any time and by us if Wanxiang America materially fails to perform its obligations under the agreement, or if the number of shares of our common stock underlying the shares of Series A Preferred Stock owned by Venture Equities Management falls below a specified level. During 2002, we purchased products with an aggregate value of $5,400,000 from Wanxiang America.

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

         The International Trade Commission has ruled that rotor sales from China materially injured U.S. rotor manufacturers. As a result of this determination, the U.S. Customs Service has imposed anti-dumping duties on some Chinese suppliers. These duties can be reviewed annually if requested by a Chinese manufacturer or by a U.S. brake rotor manufacturer and depending on the results of the review, the tariff may be decreased or increased. The dumping duties are plant specific and are retroactive to the importer of record. However, we are not the importer of record for this purpose and, therefore, to date, have not been affected by dumping duties.

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

         We believe that the number of foundries equipped to produce iron castings such as the ones used by us in our manufacturing operations is limited. The loss of any major foundry as a supplier of iron castings and our inability to identify new foundries for the production of iron castings in a timely manner could have a material adverse effect on our business. In addition, we cannot provide assurances that the foundries currently producing our iron castings will be able to accommodate the anticipated expansion of our manufacturing capabilities. We are continuously seeking to locate additional foundries that would be suitable for the production of our iron castings.

CORPORATE HISTORY

         Our wholly-owned subsidiary, Universal Automotive, Inc., an Illinois corporation, began operations in 1981 as a warehouse distributor of a wide variety of automotive aftermarket replacement parts servicing the Chicago area market. We were incorporated in Delaware in January 1994 to act as the holding company for several subsidiaries. In the early 1990's, we started shifting our focus to the brake parts segment of the business, and in 1996, we elected to discontinue our non-brake parts warehouse distributor operations due to the lower margins and declining growth prospects of this segment of the business. We currently conduct our business through the following subsidiaries:

         -        Universal Automotive, Inc.;

         -        Universal Brake Parts, Inc., an Ontario, Canada corporation;
                  and

         - Universal Automotive of Virginia, Inc., a Virginia corporation.

         We have discontinued the operations of two other subsidiaries as set forth in "Discontinued Operations" below.

         Our principal executive offices are located at 11859 South Central, Alsip, IL 60803, and our telephone number is (708) 293-4050.

DISCONTINUED OPERATIONS

         We have discontinued operations in two areas in order to focus on our core business of manufacturing and distributing brake parts. The first area in which we have discontinued operations is that of our business-to-business online auto parts exchange. This business was operated through a subsidiary, which we formed in December 1999, known as eParts Exchange, Inc., or "EPX." The EPX website was activated in August 2000; however, in January 2001 we decided to terminate the operations of the online exchange.

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

         UBP Hungary, Inc., sold its ownership interest in UBP Csepel, Iron Foundry, Kft. to Euro-Industrial Limited, LLC, as of December 31, 2001, for $100,000, paid with a promissory note. Also in connection with the sale, several instruments evidencing debt owed by UBP Csepel to UBP Hungary, Inc. were replaced by a single promissory note in the amount of $728,000. Under the terms of the promissory note for the purchase price, the $100,000 was to be paid in quarterly installments beginning in April 2002 and ending in January 2003. This note does not bear interest unless there is a default under the note. As of March 15, 2003, this note was in default, as no payments have been received. The $728,000 promissory note is to be repaid in monthly installments beginning in November 2003 and ending in October 2006. This promissory note bears interest at the rate of 6.5% per year. As of December 31, 2002, we have fully reserved for amounts due under these notes. Sales of UBP Hungary, Inc. generated by its subsidiary UBP Csepel, Iron Foundry, Kft. were $5,363,500 and $5,394,700 for the years ending December 31, 2001 and 2000, respectively.

         The amount of the gain on the sale is subject to substantial uncertainty, because the proposed payments will be made over time and the proposed purchaser is not well capitalized. Accordingly, we have fully reserved the value of these notes.

COMPETITION

         Our markets are highly competitive. We compete primarily on the basis of service, quality, price, inventory availability, delivery time and responsiveness. We offer a full line of brake parts with the exception of brake calipers. We compete directly with other companies that offer full or multiple product offerings as well as single category value line distributors. We believe our complete product offering gives us an advantage over single line competitors and, thus, provides an attractive alternative to the full line "Big Three" competitors.

         According to Frost & Sullivan, a leading industry analyst, the big three brake companies, Dana Corporation (Raybestos), Federal-Mogul (Wagner Brake Products) and Honeywell (Bendix) comprised an estimated 70% of the brake parts aftermarket in 1999. We believe the high concentration of business among the "Big Three" favors us for the following reasons:

         1. Federal-Mogul accounts for the second largest share of the aftermarket brake business, a 20% market share, and voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in October 2001.

         2. Honeywell, with a 10% market share, has publicly stated its desire to divest itself of the original equipment manufacturer and aftermarket brake business.

         3. Dana Corporation's Raybestos Product line, which accounts for the largest share of the aftermarket brake business, a 40% market share, is estimated to be less than 10% of the company's aggregate business and, therefore, must compete with other divisions for resources.

         In addition to the above mentioned full line brake suppliers, TRW, under its Auto Specialty brand, services an estimated $50 million in aftermarket brake business. TRW has publicly discussed a spin-off or sale of its automotive divisions.

         It appears that among the leading full line aftermarket brake suppliers, this is a time of uncertainty.

         We also compete with single category value line friction suppliers such as Morse Automotive and Satisfied Brake. Both companies are highly respected competitors that each account for 10% of the friction aftermarket according to Frost & Sullivan 2000 Report. We believe our full line offering offers an advantage for many customers who utilize these single line competitors because we believe that our full product line offering effectively provides products of comparable quality, price and value.

INTELLECTUAL PROPERTY

         We believe that our labels, UBP and Ultimate, are important to our marketing efforts. The UBP and Ultimate Braking Power trademarks have been registered with the United States Patent and Trademark Office and Canadian Trademarks Office. We cannot provide assurance that prior registrations or uses of these trademarks, or confusingly similar marks, do not exist in the United States. If prior registrations or uses exist, we might be precluded from using these trademarks in the United States. We cannot provide assurance that our trademarks would be upheld if challenged or that we would not be prevented from using the trademarks, either of which could have a material adverse effect on us.

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

EMPLOYEES

         As of December 31, 2002, we had 366 full-time employees, in the following areas:

         -        186 in manufacturing;

         -        142 in distribution;

         -        6 in sales and marketing; and

         -        32 in administration.

INSURANCE

         We maintain insurance in amounts and with coverages and deductibles that our management believes are adequate. The primary risks that we insure against are professional liability, workers' compensation, personal injury, bodily injury, property damage, business interruption and fidelity losses. We cannot provide assurance that our insurance will adequately protect us from potential losses and liabilities. We maintain key man term life insurance policies covering the life of Mr. Scott in the amount of $6,000,000 and Mr. Tzur in the amount of $1,000,000. The proceeds of these policies would be payable to us. We paid premiums of approximately $10,000 for these key man life insurance policies in 2002.

LINE OF CREDIT AND RECENT FINANCINGS

         Line of Credit. In September 1999, we entered into a credit agreement with LaSalle Bank National Association and one of its subsidiaries, LaSalle Business Credit, LLC, in connection with the renewal and restructuring of a line of credit and term loan with the bank. The original amount of the term loan, which bears interest at the rate of prime plus .75% per year, was $3,779,194. Our borrowing limit under our line of credit is based on a percentage of the value of our accounts receivable and inventory, up to a current maximum of $26,000,000. The line of credit currently bears interest at the rate of prime plus 1.50%, subject to an option on our part, if we are not in default under the credit agreement, to convert the interest rate to LIBOR plus 2.5%. Both the term loan and the line of credit must be repaid by May 1, 2004. The term loan and the line of credit are both secured by a first lien on substantially all of our assets. As of December 31, 2002, we owed $16,949,821 under the line of credit and $206,826 under the term loan.

         The credit agreement with LaSalle Bank contains limitations on our payment of dividends and making of capital expenditures, and requires us to maintain compliance with financial covenants relating to, among others, defined tangible net worth, earnings before interest taxes, depreciation and amortization, or "EBITDA," and our fixed charge coverage ratio. At December 31, 2002, we were in compliance with these financial covenants. The entire credit facility is secured by a first lien on substantially all of our assets. At December 31, 2002, approximately $937,000 was available for borrowing under the revolving credit line.

         Issuance of Series A Preferred Stock to Venture Equities Management, Inc. On August 29, 2001, we issued 201,438 shares of Series A Preferred Stock to Venture Equities Management, Inc., or "VEMI," an affiliate of Wanxiang America Corporation, for consideration of $2,700,000, net of issuance costs of $100,000. We used $1,000,000 of the proceeds of the Series A Preferred Stock to make the payment to FINOVA Mezzanine Capital Inc. under the restructuring of a debenture discussed below, and reserved an additional $500,000 to make the remaining principal payments under the restructuring agreement. The balance of the proceeds was used to reduce the amount outstanding on our revolving loan indebtedness.

         Wanxiang America is based in Elgin, Illinois, and is the United States home office of Wanxiang Group Companies, a leading supplier of auto parts to the automotive aftermarket and original equipment manufacturers based in the Peoples Republic of China. The shares of Series A Preferred Stock are currently convertible into a total of 2,014,380 shares of our common stock. In connection with the purchase agreement for the Series A Preferred Stock, we also issued to Wanxiang three warrants to purchase a total of 4,100,000 shares of our common stock. However, one of the warrants, to purchase 2,500,000 shares of our common stock, is only exercisable upon the occurrence of events of default specified in the warrant.

         The purchase agreement relating to the Series A Preferred Stock and related documents contain other agreements among the parties, including:

         - a registration rights agreement between us and VEMI granting VEMI the right to register the shares of our common stock into which the Series A Shares are convertible;

         - a stockholders agreement among us, VEMI and three of our founders, Arvin Scott, Yehuda Tzur and Sami Israel and granting to VEMI certain rights of first refusal, a contingent proxy as to some of the their shares and a voting agreement to ensure two of nine board seats to VEMI's designees; and

         - a supply agreement between us and Wanxiang America requiring us to purchase a minimum quantity of product from Wanxiang America each year and giving Wanxiang America a right of first refusal to supply Chinese-manufactured parts on competitive terms and conditions.

         Restructuring of Subordinated Debenture held by FINOVA Mezzanine Capital Inc. On July 14, 1997, we sold a $4,500,000 subordinated debenture to FINOVA Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through August 14, 2001, we had issued FINOVA warrants to purchase 1,575,000 shares of our common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, FINOVA elected to exercise one of its warrants to purchase 450,000 shares of our common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby FINOVA received a net of 279,260 shares of common stock after surrendering 170,743 shares, which had a fair market value equal to the aggregate exercise price. We received no cash proceeds from this transaction when such shares were issued.

         On October 31, 2001, we completed a restructuring of the $4,500,000 subordinated debt held by FINOVA. The restructuring resulted in the following:
(i) FINOVA surrendered to us all of its holdings in our common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) our payment of $1,000,000 to FINOVA; (iii) issuance to FINOVA of $2,000,000 of Series B Preferred Stock ($0.01 par value); and (iv) the amendment of the debenture to a reduced principal balance of $1,500,000. The amendment to the debenture also reduced the interest rate from 12.25% to 7.0% and requires us to reduce the outstanding balance by making five $100,000 payments every 45 days beginning December 15, 2001, (for which payments were made) with a final payment of $1,000,000 due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of our common stock of $1.89 per share on the date of the restructuring, would have allowed FINOVA to receive 322,619 shares of common stock. This transaction resulted in an extraordinary gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) for the year ended December 31, 2001. The Series B Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at our option and is convertible into 1,000,000 shares of common stock for which we provided FINOVA with registration rights.

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

WE HAVE NOT EARNED PROFITS ON A CONSISTENT BASIS AND CANNOT ASSURE YOU THAT WE WILL CONTINUE TO BE PROFITABLE.

         From 1996 through 2002, we lost a total of approximately $5,350,000, excluding losses from our Hungarian foundry and eParts eXchange operations, which were sold as of the end of 2001. However, for the year ended December 31, 2002 we made a profit of approximately $491,000. We have a plan for continuing profitability which involves improving our balance sheet, gaining market share in the market for friction brake products, enhancing the efficiency of our manufacturing operations, improving brand awareness for our products and developing new, higher-margin friction products. See "Business -- Our Strategy." However, we cannot assure you that this plan will succeed and, if it does not, we may not be able to sustain profitability.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH COULD REDUCE OUR ABILITY TO EXPAND OUR BUSINESS AND LIMIT OUR FINANCIAL FLEXIBILITY.

         We have now, and will continue to have, a significant amount of debt. As of December 31, 2002, we had approximately $18.6 million in debt and stockholders' equity of approximately $4.7 million. Our debt-to-equity ratio is, therefore, approximately four times. The amount of our debt could have important consequences to you. For example, it could:

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

IF WE ARE UNABLE TO RENEW OUR LINE OF CREDIT OR IF INTEREST RATES SHOULD RISE SIGNIFICANTLY, THIS COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON OUR FINANCIAL CONDITION.

         We have a line of credit under a credit agreement we entered into with LaSalle Bank National Association and LaSalle Business Credit. As of December 31, 2002, we owed $16,949,821 under the line of credit. We depend significantly on the line of credit to fund our purchases of inventory, payroll, freight charges, commission expenses and other expenses. The line of credit is scheduled to expire on May 1, 2004. We may not be able to renew this line of credit, or obtain another line of credit, on similar terms, if at all. If we cannot renew this line of credit or obtain a replacement line of credit, this will significantly impair our ability to fund our operations. If we are able to renew this line of credit or obtain a replacement line of credit only on less favorable terms, the increased interest expense or other costs of the new line of credit will make it more difficult for us to achieve profitability. Additionally, our line of credit contains several covenants, which are tied to our operations and certain financial ratios. Should we breach any of these covenants, there is a potential that the lender will seek to terminate the line of credit.

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

         - the possible acquisition of other brake parts manufacturers or distributors on favorable terms; and

         - our ability to increase sales to current customers and maintain or increase our profit margins with them.

         While we regularly evaluate and discuss possible acquisitions, we have not entered into any commitment, agreement or understanding with any potential acquisition candidates, and we cannot assure you that we will be successful in locating suitable acquisition candidates or that any additional acquisitions will be completed in the future. See Item 1, "Business -- Our Strategy." In addition, we cannot provide any assurance that any operations that we may acquire can be effectively and profitably integrated into our business, or that any future expansion of our operations or acquisitions will not have a negative effect on our operating results, particularly during the periods immediately following any expansion or acquisition.

THE TRADING PRICE OF OUR COMMON STOCK HAS DROPPED BELOW $1.00 PER SHARE AND TRADING IN OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET MAY BE TERMINATED

         On January 21, 2003, Nasdaq notified us that our stock price had dropped below $1.00 per share and that if the trading price did not increase to over $1.00 per share for a minimum of ten consecutive trading days by July 21, 2003, Nasdaq would initiate proceedings to cause our common stock to be delisted from trading on the Nasdaq SmallCap Market. In such an event, our shares could only be traded on the over-the counter bulletin board system. This method of trading could significantly impair our ability to raise new capital and adversely impede future trading of our stock.

         In the event that our common stock were delisted from the Nasdaq SmallCap Market due to low stock price, we likely would become subject to special rules, called penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements must also be sent disclosing recent price information.

         In the event that our common stock were characterized as a penny stock, our market liquidity could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and the ability of owners of our common stock to sell shares in the secondary market.

OUR ABILITY TO EXPAND OUR BUSINESS DEPENDS ON OUR OBTAINING ADDITIONAL FINANCING, AND THERE IS NO GUARANTEE WE WILL BE ABLE TO OBTAIN THIS FINANCING.

         We will be required to seek additional financing to fund any expansion we undertake through acquisitions or the upgrade of existing facilities. We have no current commitments or arrangements for additional financing and we cannot assure you that additional financing will be available on acceptable terms, or at all. We may also issue common stock or other securities in connection with future acquisitions, resulting in additional dilution to existing stockholders.

THE AUTOMOTIVE INDUSTRY IS CYCLICAL, AND A DOWNTURN IN THE INDUSTRY COULD HAVE A SUBSTANTIAL NEGATIVE EFFECT ON OUR BUSINESS.

         Our business is dependent upon sales of the automotive industry, which creates the total number of vehicles available for repair. This industry is cyclical and has historically experienced periodic downturns. These downturns are difficult to predict and in the past have not had an immediate impact on the aftermarket. The primary market for replacement parts is vehicles that have been on the road for at least five years. Although we believe that downturns in the industry generally benefit us because they result in longer holding periods for cars and further wear and tear on brakes, a protracted downturn in the automotive industry could have a negative effect on the performance of the aftermarket parts industry, in general, and our performance, in particular. Our future performance may be harmed by automotive industry downturns.

OUR BUSINESS WILL SUFFER IF WE CANNOT SUCCESSFULLY COMPETE WITH OTHER COMPANIES IN OUR INDUSTRY, MANY OF WHOM HAVE FAR GREATER RESOURCES THAN US.

         Our markets are highly competitive. As a brake parts manufacturer and distributor, we compete directly with other brake parts manufacturers and distributors, including: Aimco and Raybestos Brake Products, which are divisions of Dana Corporation; Wagner Brake Products, a division of Federal Mogul; and Bendix, a division of Honeywell. We also compete with numerous value-line distributors specializing in one or more specific brake categories. Many of our competitors are larger and have greater capital, management and other resources than we have, and we cannot assure you that we will continue to compete successfully with these businesses.

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

         On March 7, 1996, a petition was filed before the United States Department of Commerce and International Trade Commission seeking the imposition of "anti-dumping" duties on some brake drums and rotors imported from the People's Republic of China. The International Trade Commission later ruled that rotor sales from China materially injured United States manufacturers of rotors. As a result of the decision by the International Trade Commission, the United States Customs Service has imposed anti-dumping duties on several Chinese suppliers. See Item 1, "Business -- Suppliers and Raw Materials." These duties are specific to particular plants at which rotors are manufactured, and, to date, none of the plants from which we purchase rotors has been subject to a duty. However, if any of the plants from which we purchase rotors become subject to duties, this could increase our costs of purchasing these rotors and make it more difficult for us to achieve profitability.

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

         Our executive officers and members of our board of directors, as a result of their ownership of common stock and options to purchase shares of our common stock, beneficially own 3,502,800 shares, or 29.87%, of our voting stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." By virtue of this ownership, these individuals can exercise control over our business, policies and affairs and exert substantial influence over the election of our directors, and the approval or disapproval of actions requiring a shareholder vote. Accordingly, you may have no effective voice in our management. This concentration of stock ownership could have the effect of delaying or preventing, and may discourage attempts to bring about, a change in control or the removal of our existing management. These negative effects would become even more likely if these members of our management and board of directors agreed to vote their shares in a similar manner as Venture Equities Management, Inc., which, as discussed below, owns a substantial percentage of our voting stock.

         Venture Equities Management, Inc., or "VEMI," by virtue of its holding 201,438 shares of Series A Preferred Stock, currently convertible into 2,014,380 shares of our common stock, beneficially owns approximately 18% of our voting stock assuming conversion of all preferred stock to common. In connection with the issuance of the Series A Preferred Stock, VEMI and its affiliates were granted numerous rights, including VEMI's right to designate two members of our board of directors. As a result, VEMI has significant influence over decisions on matters such as a change of control, the removal of our management or similar matters. If VEMI agreed to vote its shares in the same manner as the members of our management and board of directors, these shareholders would have the ability to ensure the approval of any of these types of decisions. The calculation of VEMI's beneficial ownership takes into account VEMI's ownership of two warrants to acquire a total of an additional 1,600,000 shares of our common stock, which are exercisable through August 28, 2003. However, VEMI also owns a "default warrant" to purchase 2,500,000 shares of our common stock which would become exercisable if any of several events of default, as defined in the default warrant, occur. There are numerous events which would constitute an event of default under the default warrant, and if our financial condition deteriorates or should we fail to make timely payments on our accounts payable to Wanxiang America Corporation, an affiliate of VEMI, or otherwise default in our supply agreement with Wanxiang America Corporation and fail to cure the same, VEMI could be entitled to purchase the shares underlying this warrant at a substantial discount to the current price of our common stock. In addition, Mr. Tzur and Mr. Scott, our two largest individual shareholders, have granted a proxy to VEMI or its designees, which will give it power to vote their shares if specified events of default of occur, in some cases without exercising the default warrant. If any of these events of default occurred, and VEMI exercised all of the warrants held by it, it could acquire approximately 40% of our voting power, assuming exercise of the default and common stock warrants. If VEMI held this percentage of our voting power, it could control the outcome of votes on matters such as a change of control, the removal of our management, or similar matters, regardless of whether it voted its shares in the same manner as our executive officers and directors.

WE COULD BE SUBJECT TO CLAIMS BASED ON THE USE OF ASBESTOS

         Brake parts have continued to evolve over the years, with substantial improvements in product formulations over time. For example, new materials such as ceramics have been introduced into the marketplace. In 1999, we purchased our factory in Walkerton, Virginia, which had been using asbestos in products. We immediately discontinued the manufacturing of asbestos disc brake pads and continued to sell through the existing asbestos brake drum lining and raw materials for a period of time. We are not aware of any claims having been made at any of our facilities related to asbestos exposure, but a risk exists that persons may seek to assert that this exposure was related to our operations, which could subject us to liability. Additionally, persons may seek to assert that our operation as a warehouse distributor prior to 1996 may have resulted in the sale of products that contained asbestos.

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

         The 1,495,000 units we sold in connection with our initial public offering in December 1994 were comprised of one share of common stock and one redeemable common stock purchase warrant entitling the holder of the warrant to purchase one share of common stock at an exercise price of $7.00 per share, subject to certain adjustments, at any time until December 15, 1999. In December 1999, we extended the expiration date of these warrants to December 31, 2000, and reduced their exercise price from $7.00 to $2.25 per share. We later extended the expiration date of these warrants on four additional occasions. The latest extension, in May 2002, changed the expiration date to September 15, 2003. As of March 15, 2003, there were 1,137,450 of these warrants outstanding. We also have issued warrants to purchase a total of 4,100,000 shares of our common stock to Venture Equities Management, Inc. Warrants to purchase 1,600,000 of these 4,100,000 shares are exercisable through August 28, 2003, and the warrant to purchase the remaining 2,500,000 shares would become exercisable if any of several events of default specified in the warrant occur. We have also issued warrants for various other purposes, which are still outstanding. As of March 15, 2003, there were other warrants to purchase a total of 978,500 shares of our common stock outstanding, (in addition to the other warrants referred to above).

OUR ABILITY TO ISSUE "BLANK CHECK" PREFERRED STOCK COULD DISCOURAGE TAKEOVER ATTEMPTS AND, THEREFORE, CAUSE THE PRICE OF OUR STOCK TO DECLINE.

         Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors has the ability, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could diminish the voting power or other rights of the holders of our common stock. We have already issued a substantial number of shares of Series A and Series B Preferred Stock. The existing preferred stock, together with any shares of preferred stock we may issue in the future, could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. This possible impact on takeover attempts could cause the price of our common stock to decline.

FUTURE SALES OF SECURITIES HELD BY OUR OFFICERS, DIRECTORS OR THE HOLDERS OF OUR PREFERRED STOCK COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE.

         Approximately 7,196,100 of our outstanding shares of common stock which includes 3,125,600 shares beneficially owned by officers and directors, 3,014,000 shares issuable upon conversion of preferred stock and 1,056,500 shares issuable upon exercise of outstanding warrants are "restricted securities" under Rule 144 promulgated under the Securities Act and may not be resold except pursuant to a registration statement effective under the Securities Act or pursuant to an exemption from registration, including the exemption provided by Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of other conditions, a person who has owned restricted shares of common stock for at least one year is entitled to sell these shares subject to the volume limitations prescribed by Rule 144. Shares issuable upon conversion of our Series A and Series B Preferred Stock are presently eligible for sale under Rule 144. In addition, the holders of some of the shares issuable upon the exercise of the outstanding warrants have registration rights, which could cause these shares to be registered under the Securities Act of 1933, and, therefore, become freely tradable, at an earlier date. The shares held by our officers, directors and affiliates are presently eligible for sale under Rule 144. Future sales of shares of common stock by our officers and directors under Rule 144, or by the holders of the Series A and B Preferred Stock to the extent these shares are converted into the common stock, could cause the price of our common stock to decline. Two of our officers have filed a plan pursuant to Rule 10b5-1 of the Securities and Exchange Commission under which they will sell of a total of 610,000 shares of our common stock by selling a total of 10,000 shares each month. As of March 15, 2003, a total of approximately 80,000 shares of common stock have been sold pursuant to these plans.

THE MARKET FOR OUR STOCK IS LESS ACTIVE THAN THAT OF MANY OTHER STOCKS INCLUDED IN THE NASDAQ STOCK MARKET, WHICH COULD MAKE IT DIFFICULT TO SELL SHARES WHEN DESIRED.

         Although our stock is included in the Nasdaq Stock Market, it is less actively traded than the shares of many of the other companies included in NASDAQ. In addition, there has been no trading in our stock or public warrants on the Chicago Stock Exchange over the last several years and the Chicago Stock Exchange delisted our shares of common stock and warrants effective March 22, 2002. The volume of trading in our stock on the Nasdaq SmallCap Market is frequently low, which means that you may have difficulty selling the shares at a time when you desire.

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

ITEM 2. PROPERTIES

         The following table sets forth the general location, principal uses and approximate size of our principal properties, along with annual lease payments and expiration of the leases:


                                                                     APPROXIMATE
                                                                            AREA
                                                                    IN SQUARE      ANNUAL LEASE         LEASE
                     LOCATION                   USE                   FEET           PAYMENTS        EXPIRATION
                     --------                   ---                -----------     ------------      ----------
                 Alsip, Illinois      Company headquarters           263,000         $763,308       October 2004
                                      and distribution center
                 Walkerton,           Strip lining production         77,000         $ 72,000       August 2009
                 Virginia             and brake shoe
                                      remanufacturing
                 Brampton,            Brake pad                       79,300         $260,000       February 2012
                 Ontario              manufacturing
                 Canada
                 Compton,             Distribution center             28,200         $172,100       August 2004
                 California
                 Cuba, Missouri       Brake rotor                     50,000         $100,000       December 2005
                                      manufacturing

         All of the leases on the above properties are with unaffiliated third parties. We believe our facilities are of sufficient size to accommodate our current employees and operations. We have no agreements, understandings or arrangements with regard to any additional space as of the date of this memorandum. We vacated the Cuba, Missouri facility and relocated the operations into our Alsip, Illinois facility in December 2002. We are in negotiations with the landlord to terminate the lease prior to its current expiration date of December 2005.

ITEM 3. LEGAL PROCEEDINGS

         All legal proceedings and actions to which we are a party are of an ordinary and routine nature incidental to our operations. We believe that these proceedings will not, individually or together, have a material adverse effect on our business or financial condition or results of operations.

         During 2002, we were named, along with numerous other defendants (typically, 100 or more), in a total of 65 lawsuits in Madison County, Illinois, and one lawsuit in Outagamie County, Wisconsin. The lawsuits named most of the major domestic manufacturers and distributors of brake parts, among others. The counts against us alleged negligence (Count I) and willful and wanton conduct (Count II) regarding asbestos exposure over extended periods of time. We referred these cases to experienced asbestos toxic tort counsel. We received notice from the courts that all of these lawsuits, naming us a defendant and claiming alleged liability in connection with the sale and distribution of brake parts containing asbestos, were voluntarily dismissed without prejudice by the plaintiffs.

         On February 27, 2003, we were named as a defendant in a lawsuit filed in St. Louis County, Missouri, making allegations similar to those made in the lawsuits, which were dismissed. We believe this case will be dismissed during the second quarter 2003. We believe that we have good faith defenses to the allegations made in this cause and intend to file answers or other pleadings denying liability in the near future. Our current liability insurance policy does not cover asbestos related claims. We have not yet established a reserve against potential liability with respect to these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is included in the Nasdaq SmallCap Market under the symbol "UVSL." Our redeemable common stock purchase warrants are included in the Nasdaq SmallCap Market under the symbol "UVSLW." The following table sets forth, for the periods indicated; the high and low bid prices per share for the common stock and the redeemable common stock purchase warrants as reported by the Nasdaq SmallCap Market. Our common stock and redeemable common stock purchase warrants were initially included in the Nasdaq SmallCap Market and listed on the Chicago Stock Exchange on December 15, 1994; however, our common stock and warrants have not traded on the Chicago Stock Exchange during the periods indicated and the Chicago Stock Exchange advised us that it has delisted our shares of common stock and warrants effective March 22, 2002.

                                  COMMON STOCK

                                           HIGH     LOW
                                           -----   -----
                         2001
                         First Quarter     $2.88   $1.50
                         Second Quarter    $2.16   $1.50
                         Third Quarter     $2.14   $1.00
                         Fourth Quarter    $4.01   $1.30
                         2002
                         First Quarter     $3.30   $2.20
                         Second Quarter    $2.45   $1.50
                         Third Quarter     $1.90   $0.67
                         Fourth Quarter    $1.55   $0.68

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                           HIGH     LOW
                                           -----   -----
                         2001
                         First Quarter     $0.78   $0.31
                         Second Quarter    $0.53   $0.31
                         Third Quarter     $0.34   $0.19
                         Fourth Quarter    $1.90   $0.17
                         2002
                         First Quarter     $1.53   $0.56
                         Second Quarter    $0.75   $0.30
                         Third Quarter     $0.68   $0.26
                         Fourth Quarter    $0.70   $0.06

         On March 17, 2003, the last reported sale prices of our common stock and redeemable common stock purchase warrants included on the Nasdaq SmallCap Market were $.68 and $.10, respectively.

         On April 19, 2001, we received a notice from The Nasdaq Stock Market that we were not in compliance with a Nasdaq rule requiring that we have net tangible assets in excess of $2,000,000 in order to maintain our inclusion in the market. On August 17, 2001, NASDAQ conducted a hearing before its Listing Qualifications Panel at which we presented information regarding the then-proposed issuance of the Series A Preferred Stock. The issuance of the Series A Preferred Stock was completed on August 30, 2001 and NASDAQ advised us that the transaction brought us back in compliance with its net tangible assets requirement. See "Supplemental Financial Information - Line of Credit and Recent Financings." On October 16, 2001, NASDAQ notified us that the Listing Qualifications Panel had ruled in favor of our continued inclusion in the Nasdaq Stock Market.

         On January 21, 2003, Nasdaq notified us that the trading price of our common stock had dropped below $1.00 per share and that if the trading price did not increase to over $1.00 per share for a minimum of ten consecutive trading days by July 21, 2003, Nasdaq would initiate proceedings to cause our common stock to be delisted from trading on the Nasdaq SmallCap Market. We have not paid any cash dividends on our Common Stock. We do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future and anticipate that earnings, if any, will be used to finance the development of and expansion of our business. Moreover, our bank lines of credit prohibit the declaration and payment of cash dividends. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors, including our contractual obligations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         Each public warrant originally entitled the holder to purchase, at any time until December 15, 1999, one share of our common stock at an exercise price of $7.00 per share, subject to certain adjustments based upon anti-dilution protections. In December 1999, we extended the expiration date of these warrants to December 31, 2000, and reduced their exercise price from $7.00 to $2.25 per share. We later extended the expiration date of these warrants on three additional occasions. The latest extension, in May 2002, changed the expiration date to September 15, 2003. The public warrants may be exercised in whole or in part. Unless exercised, the public warrants will automatically expire on the expiration date, unless we extend the expiration date again. During the year ending December 31, 2002, warrants to purchase a total of 142,350 shares were exercised, resulting in a total of $320,288 of gross proceeds to us.

         During the quarter ended December 31, 2001, we issued 100,000 shares of our Series B Preferred Stock in a transaction not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock was issued to FINOVA Mezzanine Capital Inc. ("FINOVA") in connection with the restructuring of certain indebtedness, which we owed to FINOVA. The consideration, which we received in connection with the issuance of the Series B Preferred Stock, was a redemption of indebtedness owed to FINOVA from $4,500,000 to $1,500,000 and reduction of the interest rate from 12.25% to 7.0%.

         Also during the quarter ended December 31, 2001, we issued warrants to purchase 450,000 shares of Common Stock to a securities broker-dealer in partial consideration of certain services it provided to us.

         We did not use the services of any finders or securities broker-dealers in connection with the offer or sale of the Series B Preferred Stock or the warrant to the securities broker-dealer. We believe that all offers and shares of Series B Preferred Stock and warrants issued in the above transactions are exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated there under.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 1999 and 1998 are derived from audited financial statements not included herein.

                                                                      (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                                                              YEAR ENDED DECEMBER 31, (1)
                                                  -------------------------------------------------------------------------------
                                                      2002             2001             2000             1999             1998
                                                  -----------       ----------       ----------       ----------       ----------
Statement of Operations Data:
Net sales                                         $    69,855       $   71,823       $   69,944       $   67,752       $   58,252
Cost of sales                                          57,529           61,116           57,767           54,472           46,779
                                                  -----------       ----------       ----------       ----------       ----------
  Gross profit                                    $    12,326       $   10,707       $   12,177       $   13,280       $   11,473
Selling, general and administrative expenses           10,317           10,633           11,572           10,810            9,238
Other Operating Expenses                                   98              792              320              160               --
Loss from Hungarian Operations                             71              295                0            4,337              642
                                                  -----------       ----------       ----------       ----------       ----------
Income (loss) from operations                     $     1,840       $   (1,013)      $      285       $   (2,027)      $    1,593
Other expense (income):
  Provision for lawsuit settlement                         --               --               --               --             (151)
  Interest expense                                      1,398            2,503            2,593            2,025            1,916
   (Gain) loss on disposition of assets                   (49)              --              110           (1,153)              --
  Other                                                    --             (148)            (125)             (10)              94
                                                  -----------       ----------       ----------       ----------       ----------
Income (loss) before
  income taxes and extraordinary item             $       491       $   (3,368)      $   (2,293)      $   (2,889)      $     (266)
Income taxes                                               --              440              (33)             398              (86)
                                                  -----------       ----------       ----------       ----------       ----------
Income (loss) before extraordinary item           $       491       $   (3,808)      $   (2,260)      $   (3,287)      $     (180)
Extraordinary item:
Gain on debt restructuring                                 --              830               --               --               --
                                                  -----------       ----------       ----------       ----------       ----------
Net income (loss)                                 $       491       $   (2,978)      $   (2,260)      $   (3,287)      $     (180)

Issuance of preferred stock with beneficial
  conversion feature and warrants                          --             (431)              --               --               --
                                                  -----------       ----------       ----------       ----------       ----------
Net income (loss) available to
  common stockholders                             $       491       $   (3,409)      $   (2,260)      $   (3,287)      $     (180)
                                                  ===========       ==========       ==========       ==========       ==========
Earnings per share (2):
Basic net income (loss) per common share
  Before extraordinary item                       $      0.06       $    (0.56)      $    (0.32)      $    (0.48)      $    (0.03)
  Extraordinary gain                                       --             0.11               --               --               --
                                                  -----------       ----------       ----------       ----------       ----------
                                                  $      0.06       $    (0.45)      $    (0.32)      $    (0.48)      $    (0.03)

Dilutive net income (loss) per common share
  Before extraordinary item                       $      0.04       $    (0.56)      $    (0.32)      $    (0.48)      $    (0.03)
  Extraordinary gain                                       --             0.11               --               --               --
                                                  -----------       ----------       ----------       ----------       ----------
                                                  $      0.04       $    (0.45)      $    (0.32)      $    (0.48)      $    (0.03)
Weighted average common shares outstanding          8,198,174        7,553,141        7,008,438        6,789,582        6,769,425
Effect of dilutive securities
      Conversion of preferred stock                 3,014,380
                                                  -----------       ----------       ----------       ----------       ----------
                                                   11,212,554        7,553,141        7,008,438        6,789,582        6,769,425
                                                  ===========       ==========       ==========       ==========       ==========


                                                                              YEAR ENDED DECEMBER 31, (1)
                                                  -------------------------------------------------------------------------------
                                                      2002             2001             2000             1999             1998
                                                  -----------       ----------       ----------       ----------       ----------
Balance Sheet Data:
  Working capital                                 $    17,187       $   18,090       $   16,238       $   18,250       $   18,108
  Total assets                                         36,145           40,038           42,983           43,160           38,102
  Long-term debt, less current portion                 18,170           20,623           22,551           22,718           21,212
  Total stockholders' equity                            4,683            3,528              720            3,073            6,497

(1) Certain amounts reported in the 1998, 1999, 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

(2) "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. For the years ended December 31, 2001, 2000, 1999 and 1998, diluted earnings per share and basic earnings per share are identical because the loss from continuing operations incurred during those years is antidilutive.

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

         Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result that we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future event or circumstances.

RESULTS OF OPERATIONS

Year Ended December 2002 Compared to Year Ended December 31, 2001

         Net sales for the year ended December 31, 2002 decreased $1,968,000 or 2.8% to $69,855,000 as compared to $71,823,000 for the year ended December 31, 2001. This decrease was a result of the loss of a major customer through industry consolidation of $2,894,000, price deflation in the drum and rotor product line of approximately $1,800,000, offset by increased sales of commodities of $1,726,000 and other sales increases of $1,000,000.

         Gross profit for the year ended December 31, 2002 increased $1,619,000 or 15.1% to $12,326,000 as compared to $10,707,000 for the year ended December 31, 2001. This increase was a result of higher prices on friction products and a delay in price reductions resulting from price deflation and cost containment programs. Also included in the gross profit for the year ended December 31, 2002 was $965,000 and $563,000, respectively, relating to the under absorption of manufacturing costs at the Walkerton, Virginia facility and higher than expected production costs and inefficiencies at the Cuba, Missouri facilities. The Cuba, Missouri rotor facility was closed in December 2002 and the operations relocated to our existing Alsip, Illinois facility.

         Selling, general and administrative expenses were $10,317,000, a decrease of $316,000 or 3.0% from $10,633,000 for the same period in 2001. Cost containment efforts coupled with reduced selling expenses on the lower sales volume contributed to the positive variance.

         Other operating expenses for the year ended December 31, 2002 were $98,000, a decrease of $694,000 from $792,000 for the same period in 2001. This decrease is primarily related to the write-off of unused barter credits in 2001 of $276,000, moving expenses in 2001 related to the relocation of the rotor manufacturing from Laredo, Texas to Cuba, Missouri of $269,000, eParts eXchange shutdown expenses incurred in 2001 of $113,000 and $121,000 of other items, offset by expenses relating to the termination of the supply agreement negotiations with Creative Friction, LLC of $ 45,000 and Michigan SBT taxes due on prior years activities of $40,000.

         Loss from Hungarian Operations decreased $224,000 to $71,000 as the net balance on the note receivable arising from the 2001 sale of the operations was fully reserved in 2002.

         Other expenses, net for the year ended December 31, 2002 decreased by $1,006,000 to $1,349,000 from $2,355,000 for the same period of 2001. The decrease is due to lower interest expense affected by lower interest rates and lower outstanding debt balances.

         Since the restructuring of our debt owed to FINOVA was completed in 2001, which resulted in an extraordinary gain in 2001, there was no comparable gain on debt restructuring in 2002.

         No provision for income taxes was made in 2002. For the year ended December 31, 2002 and 2001, the deferred tax benefit of the year's losses was offset by an increase in deferred tax asset valuation allowance of $136,600 and $1,142,000, respectively.

         For the year ended December 31, 2002, net income was $491,000, compared to a net loss of $2,978,000 for the year ended December 31, 2001. The principal reasons for the increased profitability were (i) the reduction of the amount of the net loss from the Hungarian operations of $224,000, which was sold during 2001, (ii) decreased other operating expenses relating to the absence of relocation of the rotor manufacturing facility incurred in 2001, (iii) the absence of the write-off of unused barter credits in 2001, (iv) the increase in gross margins resulting from delays in pricing compression in the drum and rotor lines and cost containment efforts, (v) decrease in selling general and administrative expenses due to reduced selling related expenses and cost containment efforts and (vi) the absence of an increase in the deferred tax asset valuation allowance which was recorded in 2001. These amounts were partially offset by the absence of a gain of $830,000 recorded in 2001 resulting from the restructuring of the FINOVA subordinated debt.

Year Ended December 2001 Compared to Year Ended December 31, 2000

         Net sales for the year ended December 31, 2001 increased $1,879,000 or 2.7% to $71,823,000 as compared to $69,944,000 for the year ended December 31, 2000. This increase was a result of the addition of new customers and increased sales of friction product.

         Gross profits for the year ended December 31, 2001 decreased $1,470,000 or 12.1% to $10,707,000 as compared to $12,177,000 for the year ended December 31, 2000. Included in the gross profit for the year ended December 31, 2001 was $437,000 and $373,000, respectively, relating to the under absorption of manufacturing costs at the Walkerton, Virginia facility and the start up costs of the new rotor manufacturing facility in Cuba, Missouri. Included in the gross margin for the year ended December 31, 2000 was $353,000 and $936,000, respectively, of costs related to the realignment of the Canadian friction manufacturing facility and the start up costs of the new friction manufacturing capacity in Virginia. Before the effects of these aforementioned items, gross margins for the years ended December 31, 2001 and 2000 were 16.0% and 19.2%, respectively. The 3.2% decline in gross margin is due to margin compression experienced in the drum and rotor lines.

         Selling, general and administrative expenses were $10,633,000, a decrease of $939,000 or 8.1% from $11,572,000 for the same period in 2000. Included in the expenses for the year ended December 31, 2000 was approximately $566,000 of costs related to eParts eXchange, Inc. our e-commerce subsidiary, which was shut down during this period, and $150,000 of severance payments for certain terminated employees.

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

         Other expenses for the year ended December 31, 2001 decreased by $224,000 to $2,355,000 from $2,578,000 for the same period of 2000. The decrease is due to less interest expense due to lower interest rates offset by higher outstanding debt balances during 2001 as compared to 2000.

         Extraordinary gain on debt restructuring in 2001 of $830,000 is a result of our restructuring of the subordinated debentures held by FINOVA.

         Provision for income taxes in the amount of $440,000 was recorded in 2001, even though we incurred a loss, consisting primarily of a reduction of the deferred tax assets established in a previous year. For the year ended December 31, 2001 and 2000, respectively, the deferred tax benefit of the year's losses was offset by an increase in deferred tax asset valuation allowance of $1,142,000 and $797,000.

         For the year ended December 31, 2001, net loss was $2,978,000, compared to a net loss of $2,260,000 for the year ended December 31, 2000. The principal reasons for the decreased profitability was (i) the net loss from the Hungarian operations of $295,000, which was sold during 2001, (ii) increased other operating expenses relating to the relocation of the rotor manufacturing facility, (iii) the write-off of unused barter credits, (iv) the decline in gross margins resulting from pricing compression in the drum and rotor lines and
(v) an increase in the deferred tax asset valuation allowance. These amounts were partially offset by a reduction in selling, general and administrative expenses and a gain of $830,000 resulting from the restructuring of the FINOVA subordinated debt.

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

         Gross profits for the year ended December 31, 2000 decreased $1,103,000 or 8.3% to $12,177,000 from $13,280,000 for the year ended December 31, 1999.
Included in the gross profits computation for the year ended December 31, 2000 was $353,000 and $936,000, respectively, of costs related to the realignment of the Canadian friction manufacturing facility and under absorption of manufacturing costs due to the start up of new friction manufacturing capacity in Virginia. Included in gross profits for the year ended December 31, 1999 was $1,260,000 related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these factors, the gross profit margin percentage of the year ended December 31, 2000 and 1999 was 19.2% and 19.5%, respectively.

         Selling, general and administrative expenses were $11,572,000, an increase of $762,000 or 7.0% from $10,810,000 for the same period in 1999. Included in SG&A expenses for the year ended December 31, 2000 was approximately $566,000 of costs related to the start-up of our e-commerce subsidiary, eParts eXchange, Inc. and approximately $150,000 of severance payments to certain terminated employees. Included in SG&A expenses for the year ended December 31, 1999 is $1,269,000 of costs related to the Canadian distribution business that was sold as of December 31, 1999. Before the effects of these factors, SG&A expenses related to our base business increased to $10,856,000 for the year ended December 31, 2000 compared to $9,541,000 in the same period of 1999. The increase was due primarily to SG&A expenses for the Virginia friction manufacturing facility, which was new in 2000, SG&A expenses related to an increasing export sales, increased freight costs and additional marketing and sales costs associated with obtaining new brake business.

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

         For the year ended December 31, 2000, net loss decreased by $1,027,000 to $2,260,000 from $3,287,000 for the same period of 1999. The principal reason for the profitability increases were (i) onetime friction manufacturing facility realignment costs, (ii) under absorption of manufacturing costs related to the start-up of new friction manufacturing capacity, (iii) start-up costs of eParts eXchange, Inc., (iv) one-time severance payments, (v) increased interest costs,
(vi) increase in the deferred tax asset valuation allowance and (vii) elimination of the loss on the discontinued Hungarian operations of $4,337,000, offset by the $1,153,000 gain on the sale of our former Chicago warehouse recorded in 1999.

CAPITAL EXPENDITURES

         For the year ended December 31, 2002 capital expenditures totaled approximately $605,452, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products (ii) upgrades and enhancements to our computer systems and (iii) additional brake rotor patterns and tooling related to brake rotor manufacturing.

         For the year ended December 31, 2001, capital expenditures totaled approximately $913,000, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products, (ii) upgrades and enhancements to our computer systems and (iii) additional brake rotor patterns and tooling related to brake rotor manufacturing.

         For the year ended December 31, 2000, capital expenditures totaled approximately $1,481,000, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products in Walkerton, Virginia, (ii) the acquisition of leaseholds and fixtures related to the new Canadian friction manufacturing facility and (iii) additional brake rotor patterns and tooling related to friction manufacturing.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are associated with carrying accounts receivable and maintaining inventories. We rely on internally generated funds, credit made available from suppliers and senior and subordinated lines of credit. Our working capital needs are generally not seasonal in nature, although business slows down slightly during the winter months.

         We have incurred significant indebtedness, to date, in connection with our operations. As of December 31, 2002, our total consolidated indebtedness was approximately $18,611,000. A substantial portion of this indebtedness is secured by substantially all of our assets and by a pledge of all of the outstanding capital stock of our subsidiaries. As a result of such indebtedness, we (i) are prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in our efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of our borrowings are at floating rates of interest.

         On September 29, 1999, we completed a renewal and restructuring of our credit agreement with LaSalle Bank National Association and one of its subsidiaries ("LaSalle") for (a) a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory and (b) a term loan in the amount of $3,779,194. The term loan was reduced by $2,842,873 in October 1999 from the proceeds of the sale of our Chicago facility. The credit agreement was amended in 2000 to increase the revolving line of credit to $26,000,000.
At December 31, 2002, we were in compliance with all financial covenants.

         On July 14, 1997, we sold a $4,500,000 subordinated debenture to FINOVA Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per annum through maturity on July 14, 2002. Through August 14, 2001, we had issued FINOVA warrants to purchase 1,575,000 shares of our common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, FINOVA elected to exercise one of its warrants to purchase 450,000 shares of our common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby FINOVA received a net of 279,260 shares of common stock after surrendering 170,743 shares, which had a fair market value equal to the aggregate exercise price. We received no cash proceeds from this transaction when such shares were issued.

         On October 31, 2001, we completed a restructuring of the $4,500,000 subordinated debt held by FINOVA. The restructuring resulted in the following:
(i) FINOVA surrendered to us all of its holdings in our common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) our payment of $1,000,000 to FINOVA; (iii) issuance to FINOVA of $2,000,000 of Series B Preferred Stock ($0.01 par value); and (iv) the amendment of the debenture to $1,500,000. The amendment to the debenture also reduced the interest rate from 12.25 to 7.0% and allowed us to pay the remaining balance by making five $100,000 payments every 45 days beginning December 15, 2001, (for which payments were made) with a final payment due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of our common stock of $1.89 per share on the date of the restructuring, would have allowed FINOVA to receive 322,619 shares of common stock. This transaction resulted in an extraordinary gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) for the year ended December 31, 2001. The Series B Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at our option and is convertible into 1,000,000 shares of common stock for which we provided FINOVA with registration rights.

         On August 29, 2001, we issued 201,438 shares of Series A Preferred Stock ($0.01 par value) to Venture Equities Management, Inc. (VEMI) (an affiliate of Wanxiang America Corporation - see Note 8 to our financial statements) in exchange for $2,800,000 in cash. The Series A Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at our option subject to certain conditions, and is convertible into 2,014,380 shares of our common stock (with registration rights), subject to certain antidilution provisions. In connection with the issuance of the Series A Preferred Stock, we also issued to VEMI three warrants to purchase common stock. The first and second warrants for 800,000 shares were exercisable at any time through August 28, 2002 at an exercise price of $2.00 per share. The exercise date for the first and second warrants was extended to August 28, 2003 and the exercise price was increased to $2.25 per share. The third warrant for 2,500,000 shares is exercisable only upon the occurrence of events of default at an exercise price to be determined based on a defined computation.

         We believe that cash generated from operations, borrowings under our bank line of credit, the restructuring of the FINOVA Subordinated Debt and the issuance of preferred stock to VMEI and credit from our suppliers is sufficient to fund our working capital requirements and capital expenditures through 2003.

         Our future contractual obligations are as follows:

CONTRACTUAL
OBLIGATIONS                                     NEXT                               AFTER
                            TOTAL            12 MONTHS         1-3 YEARS          4 YEARS
                         -----------        ----------        -----------        ----------
Revolving loan           $16,949,821        $       --        $16,949,821        $       --
Subordinated debt          1,194,006            84,020          1,109,986                --
Long-term debt               206,826           206,826                 --
Capital leases               245,935           138,536             98,246             9,153
Other long-term
obligations                   14,412            11,301              3,111                --
Operating leases           5,143,149         1,417,818          2,032,770         1,692,561

SEASONALITY

         Our business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive replacement parts. Historically, our sales and profits have been slightly higher in the second and third calendar quarters of each year than in the first or fourth quarters.

EFFECTS OF INFLATION

         We historically have been able to diminish the effects of inflationary cost expenses through increased prices to customers and productivity improvements. Non-inventory cost increases, such as payroll, supplies and services have generally been offset through price increases.

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

         In April 2002, the Financial Accounting Standards Board ("FASB") issued No.145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 15 and Technical Corrections. SFAS No. 145 requires that certain gains and losses on extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This statement also amends SFAS No. 13, Accounting for Leases, to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44 Accounting for Tangible Assets of Motor Carriers, which addressed the accounting for intangible assets of motor carriers and made numerous technical, changes to various FASB pronouncements. The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, which requires that a liability for costs associated with an exit or disposal activity be recognized in the period in which the liability is incurred, is effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant effect on the Company's results of operations or it financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments or derivative commodity instruments. We had previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At December 31, 2002, there were no such derivative instruments. The fair value of financial instruments, other then debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle Bank National Association adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value.

         We believe that the interest rate of 7.0% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are included as Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

         Our Audit Committee of the board of directors annually considers and recommends to the board the selection of our independent public accountants. As recommended by our Audit Committee on June 20, 2002, the board of directors decided to no longer engage Altschuler Melvoin and Glasser LLP ("AM&G") as our independent public accountants and engaged Ernst & Young LLP to serve as our independent public accountants for 2002.

         AM&G's reports on our consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. AM&G's report on our consolidated financial statements for 2001 was issued on March 27, 2002 containing an unqualified opinion in conjunction with the publication of our Annual Report to Shareholders and the filing of our Annual Report on Form 10-K.

         During our two most recent fiscal years and through June 20, 2002, there were no disagreements with AM&G on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to AM&G's satisfaction, would have cause them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

         During our two most recent fiscal years and through June 20, 2003, we did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a) (2)
(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding our officers, directors and key personnel as of March 15, 2003:

                        NAME           AGE                       POSITION
               ---------------------   ---  -------------------------------------------------
               Yehuda Tzur..........    50  Chairman of the Board and Director
               Arvin Scott..........    46  President, Chief Executive Officer and Director
               Robert W. Zimmer.....    51  Chief Financial Officer, Secretary and Treasurer
               Sami Israel..........    61  Vice President and Director
               Peter Riofski........    48  Vice President and Controller
               Zemin Xu.............    31  Director
               Sheldon Robinson.....    76  Director
               Dennis L. Kessler....    64  Director
               M. Catherine Jaros...    53  Director

         Yehuda Tzur, Chairman of the Board. Mr. Tzur, our founder, has served as the Chairman of our board of directors since October 1994. From 1981 to March 1996, Mr. Tzur served our President and Chief Executive Officer and of our predecessor, Universal Automotive, Inc.

         Arvin Scott, President and Chief Executive Officer. Mr. Scott has served as our President and Chief Executive Officer since March 1996. From 1994 to March 1996, Mr. Scott served as our President and Chief Executive Officer and of our predecessor, Universal Automotive, Inc. From 1986 to October 1994, Mr. Scott served as our Vice President and of Universal Automotive, Inc. Mr. Scott joined us in 1981 as a purchaser of automotive aftermarket replacement parts for distribution in the Chicago jobber market. From 1984 to 1986, Mr. Scott served as Vice President of an unaffiliated Chicago-based warehouse distributor, of which he was a 50% owner.

         Robert W. Zimmer, Chief Financial Officer, Secretary and Treasurer. Mr. Zimmer joined us as our Chief Financial Officer, Secretary and Treasurer in November 2001. Prior to joining us, Mr. Zimmer was the Chief Financial Officer, Secretary and Treasurer of IMPAXX, Inc., an international packaging manufacturer. Mr. Zimmer was previously the Chief Financial Officer of CFI Industries, Inc. and Kalmus & Associates, Inc.

         Sami Israel, Vice President and Director. Mr. Israel has served as our Vice President since October 1994 and served as our Treasurer from 1984 to October 1994. Mr. Israel has been a Director since 1984. Mr. Israel manages our warehouse operations from our headquarters located in Alsip, Illinois.

         Peter Riofski, Vice President and Controller. Mr. Riofski has served as our Controller since April 2000 and was elected to the position of Vice President and Controller in June 2002. Prior to joining us, Mr. Riofski was an Audit Manager with the independent accounting firm of Blackman, Kalick and Bartelstein, LLP

         Sheldon Robinson, Director. Mr. Robinson is an owner and President of Associated Financial Consultants, Inc. and Robinson Financial Group, Inc., which sell insurance and investment products. Mr. Robinson has been in the insurance business since 1963.

         Dennis L. Kessler, Director. Mr. Kessler is President of Kessler Management Consulting, LLC. Prior to February 1998, Mr. Kessler was Co-President of Fel-Pro Incorporated, which manufactures and distributes gaskets, engine parts and industrial chemicals. Mr. Kessler previously served in various capacities with Fel-Pro, beginning in 1964.

         M. Catherine Jaros, Director. Ms. Jaros is President of M. Catherine Jaros Consulting and a Managing Director of DSI Investment Banking Services, Inc. Formerly Ms. Jaros was the President/CEO of three early to mid stage retail-focused technology companies. Prior to that Ms. Jaros spend 25 years in senior and officer level marketing positions for Quaker Oats Inc., Kraft Foods, Inc., The Tribune Company, Inc. and Tappan Capital Partners.,

         Zemin Xu, Director. Mr. Xu is a Vice President and a director of Venture Equities Management, Inc. From 1993 to 1998, Mr. Xu was the Deputy General Manager of the Department of Investment at Bank of China International Investment (Hainan) Ltd.

DIRECTORS, EXECUTIVE OFFICERS AND KEY PERSONNEL

         Our bylaws provide that we will have nine directors or such other number as is fixed by our board of directors. We currently have a board comprised of seven members. Once elected, our directors hold office until our next annual meeting of shareholders or until a successor has been elected and qualified, unless they resign at some earlier time. As a result, all of our director positions will be filled at each annual meeting.

         In a stockholders' agreement entered into between us, Mr. Tzur, Mr. Scott, Mr. Israel and Venture Equities Management, Inc., or "VEMI," in connection with VEMI's purchase of the Series A Preferred Stock, we agreed to take all necessary action so that our board of directors will consist of nine members, two of whom are designated by VEMI, and that one of the individuals designated by VEMI would be appointed as co-chairman of the board. We also agreed that the composition of the board of directors of each of our subsidiaries would be proportionate to that of our board, provided that at least one VEMI designee was on the board of each of our subsidiaries, and that the composition of any committees of our board of directors would be proportionate to that of our board, provided that at least one VEMI designee would be on each committee. The stockholders' agreement also provides that Mr. Tzur, Mr. Scott and Mr. Israel will vote their shares in favor of the election of the VEMI designees to our board of directors. The rights of VEMI with respect to the designation of two directors will terminate at such time as the shares of our common stock into which the shares of the Series A Preferred Stock owned by VEMI are convertible fall below 1,007,190, which is half of the number of shares into which the Series A Preferred Stock was convertible when it was originally issued. VEMI has exercised its right to designate Mr. Xu and one other person as members of our board of directors. Our board has decreased by two members due to the retirement of Sol Weiner and the resignation of one of the two VEMI nominees. We expect to fill Mr. Weiner's vacancy and we are waiting for a new nominee from VEMI to fill the other vacancy.

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


ITEM 11.  EXECUTIVE COMPENSATION

         Each director, who is not an officer or employee, other than Mr. Xu, receives a fee of $2,500 per quarter and is reimbursed for out-of-pocket expenses incurred in connection with attending meetings of our board of directors. During 2002, Messers, Robinson, Kessler and Ms. Jaros each received $10,000 in director's fees. Although we do not have a formal policy regarding the issuance of options to directors as part of their compensation, we have historically made an annual grant to each of our directors of options to purchase 1,000 shares of our common stock. In 2002, we issued options to purchase 2,500 shares of our common stock to each of Ms. Jaros, Mr. Kessler and Mr. Robinson, all of which had exercise prices of $1.86 per share.

         Audit Committee. Our audit committee consists of our three independent directors - Mr. Robinson, Mr. Kessler and Ms. Jaros. Ms. Jaros is Chairman of the audit committee. The duties of the audit committee are generally to recommend and review the activities and reports of our independent auditors and to report the results of this review to our board of directors. The audit committee also periodically reviews the adequacy of our internal controls.

         Compensation Committee. The compensation committee of our board of directors is comprised of Ms. Jaros, Mr. Robinson and Mr. Kessler, none of whom have ever been an officer or employee of ours. Mr. Robinson is chairman of the compensation committee. None of our executive officers serves or has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board or compensation committee. Before we formed the compensation committee, all compensation decisions were made by our entire board of directors. The duties of the compensation committee are generally to review employment, development, reassignment and compensation matters involving corporate officers and other executive level employees as may be appropriate including, among other things, issues relating to salary, bonus, stock options and other incentive arrangements.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         Presently, all compensation decisions relating to the salaries of Messers Tzur, Scott and Israel (the "Named Executive Officers") are governed by employment agreements between each of Mr. Tzur, Scott and Israel and us, which agreements originally provided for the payment of annual base salaries of $135,000, subject to increases or decreases, to each of such individuals in amount as determined by either the Board of Directors or the Compensation Committee, and periodic bonuses. Because the Named Executive Officers' employment agreements presently control the compensation paid to such executive officers, the Compensation Committee did not formulate policies with respect to the Named Executive Officers' compensation during 2002.

Members of the Compensation Committee:

      Sheldon Robinson         M. Catherine Jaros          Dennis L. Kessler

         Nominating Committee. Our nominating committee consists of Mr. Scott, who is the committee's Chairman, and Messrs. Kessler, Tzur and Israel. The nominating committee nominates candidates for election to our board of directors. The nominating committee did not meet during 2002.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than 10% of the outstanding shares of our common stock file with the Securities and Exchange Commission reports relating to their ownership of our common stock and changes in this ownership. We are required to identify any persons subject to this requirement who failed to file any of these reports on a timely basis. Based solely on a review of the copies of the reports furnished to us, we believe all of these reports were filed on a timely basis for 2002.

EMPLOYMENT AGREEMENTS

         Mr. Tzur, Mr. Scott and Mr. Israel are each parties to employment agreements with us. All of these agreements extend to May 2003, unless terminated sooner in accordance with the provisions of the agreements, and provide for the automatic renewal of the agreements for successive periods of one year. The employment agreements of Mr. Tzur, Mr. Scott and Mr. Israel currently provide for annual base salaries of $230,200, $256,985 and $143,230, respectively, and periodic bonuses. Each employment agreement provides for a payment of two years then salary in the event of termination of employment without cause. Under the terms of the employment agreements, as amended, these officers' compensation is subject to periodic adjustment by our board of directors, or a committee of the board.

         The above employment agreements contain non-competition covenants under which Messrs. Tzur, Scott and Israel are prohibited from owning, subject to limited exceptions, or providing specified services to, businesses similar to or in competition with our business, during the period that these individuals are employed under the employment agreements, and for a one-year period thereafter.

EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the total annual compensation paid by us to our Chief Executive Officer and each of our other executive officers whose total cash compensation for the year ended December 31, 2002 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                ANNUAL LONG-TERM
                            COMPENSATION COMPENSATION

    NAME AND PRINCIPAL POSITION            YEAR      SALARY      BONUSES           NUMBER OF       ALL OTHER
    ----------------------------           ----     --------     -------            OPTIONS      COMPENSATION
                                                                                   ---------     ------------
                          Yehuda Tzur      2002     $230,200     $25,000 (1)         50,000           $--
                Chairman of the Board      2001     $212,000                         25,000           $--
                                           2000     $208,000                         25,000           $--
                          Arvin Scott      2002     $256,985     $25,000 (1)        100,000           $--
President and Chief Executive Officer      2001     $235,000                         50,000           $--
                                           2000     $220,000                         25,000           $--
                          Sami Israel      2002     $143,230                         10,000           $--
                       Vice President      2001     $137,440                          3,000           $--
                                           2000     $143,220                         10,000           $--
                     Robert W. Zimmer      2002     $160,000     $43,200 (2)             --           $--
   Chief Financial Officer, Secretary      2001     $ 13,333     $10,000             50,000           $--
                    and Treasurer (3)

    (1)  Amount earned in 2002 and paid in 2003.
    (2)  $15,000 paid in 2002 with balance paid in 2003.
    (3)  Mr. Zimmer was employed by us effective November 30, 2001.

         The total compensation we paid to all persons who served as our directors and executive officers in 2002, 5 persons, was $902,415.

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

         As of March 17, 2003 the market value of our common stock, based upon the closing price on the Nasdaq SmallCap Market, was $.68 per share. The following table sets forth the amount of all options received, to date, by the persons listed in the table:

                                       NAME                                                   AMOUNT OF OPTIONS
                                       ----                                                   -----------------
Yehuda Tzur, Chairman of the Board                                                                 181,000
Arvin Scott, President and Chief Executive Officer                                                 367,000
Robert W. Zimmer, Chief Financial Officer, Secretary and Treasurer                                  50.000
Sami Israel, Vice President                                                                         33,000
Peter Riofski, Vice President and Controller                                                        20,000
All current executive officers, as a group                                                         651,000
All current directors who are not executive officers as a group                                     30,000
All employees,  including all current officers who are not executive officers, as a group          239,950
a group


OPTION GRANTS

The following table sets forth information with respect to options granted to Messrs. Tzur, Scott, Israel and Riofski during the year ended December 31, 2002 under our stock option plan.

                              Option Grants in 2002

                                                                                       POTENTIAL REALIZED VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION FOR
                            INDIVIDUAL GRANTS                                                    OPTION TERM
-----------------------------------------------------------------------------------    ---------------------------
                    NUMBER OF        % OF TOTAL
                    SECURITIES        OPTIONS
                    UNDERLYING       GRANTED TO
                     OPTIONS        EMPLOYEES IN     EXERCISE PRICE      EXPIRATION
NAME                 GRANTED        FISCAL YEAR        (PER SHARE)          DATE           5%($)           10%($)
----                ----------      ------------     --------------      ----------      --------        ---------
Yehuda Tzur          25,000           20.5%               $3.56           1/2/2012       $111,943        $283,686
Arvin Scott          50,000           41.0%               $3.56           1/2/2012       $222,866        $567,372
Sami Israel          10,000            4.1%               $3.56           1/2/2012       $ 22,389        $ 56,737
Peter Riofski        10,000            4.1%               $1.52           5/1/2012       $  9,959        $ 24,225

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises during the year ended December 31, 2002 by our executive officers and the value of these officers' unexercised stock options as of December 31, 2002.

                                                        NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                         OPTIONS AT 12/31/02        IN-THE-MONEY OPTIONS AT 12/31/02
                       SHARES                        ---------------------------    --------------------------------
                      ACQUIRED          VALUE
      NAME        ON EXERCISE (#)    REALIZED($)     EXERCISABLE   UNEXERCISABLE    EXERCISABLE        UNEXERCISABLE
      ----        ---------------    -----------     -----------   -------------    -----------        -------------
Yehuda Tzur              0                0             86,000         45,000             0                   0
Arvin Scott              0                0            181,000         86,000             0                   0
Sami Israel              0                0             11,600         11,400             0                   0
Robert Zimmer            0                0            10,0000         40,000             0                   0
Peter Riofski            0                0            20,0000         17,000             0                   0

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


                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                   AMONG UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NASDAQ MARKET INDEX AND SIC CODE INDEX


                                    [GRAPH]

                                              1997       1998     1999     2000     2001       2002
                                              ----       ----     ----     ----     ----       ----
UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.        100.00     61.02    125.42   108.47   186.57     47.19
SIC CODE INDEX                               100.00     95.69     72.29    77.59   119.26    112.35
NASDAQ MARKET INDEX                          100.00    141.04    248.76   156.35   124.64     86.94

                    ASSUMES $100 INVESTED ON JANUARY 1, 1997
                          ASSUMES DIVIDENDS REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2002

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of shares of our voting stock as of March 15, 2003 by:

         - each director who beneficially owns shares of our voting stock;

         -        each of our executive officers;

         - each person that is known by us to beneficially own more than 5% of the outstanding shares of our voting stock; and

         -        all of our directors and executive officers as a group.

         As of March 17, 2003, we had 8,224,949 shares of common stock, 201,438 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock outstanding. The outstanding shares of Series A and Series B Preferred Stock, as of March 17, 2003, were convertible into, and had voting rights equivalent to, 3,014,380 shares of our common stock.

         For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from March 17, 2003 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days from March 17, 2003, have been exercised. Unless otherwise indicated, we believe that all persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address of each person listed in the following table is 11859 South Central, Alsip, Illinois 60803.

                                        BENEFICIAL OWNERSHIP

                                                                  SHARES ISSUABLE
                                                               PURSUANT TO OPTIONS OR
                                                                WARRANTS EXERCISABLE               PERCENT
                                                                  WITHIN 60 DAYS OF             BENEFICIALLY
                NAME                     NUMBER OF SHARES           MARCH 17, 2003                  OWNED
                ----                     ----------------      -----------------------          ------------
Venture Equities Management, Inc.          2,014,380 (1)            1,600,000 (2)                   30.53%
Wanxiang America Corporation
Wanxiang Group Corporation
Arvin Scott                                  927,500                  199,000 (3)                   12.05%
Yehuda Tzur                                  988,600                  102,000 (4)                   11.71%
FINOVA Mezzanine Capital, Inc.             1,000,000 (5)                                            10.84%
Sami Israel                                  897,000 (6)               15,200 (7)                    9.98%
Sheldon Robinson                             100,000 (8)               19,500 (9)                    1.43%
Dennis L. Kessler                            115,000 (10)               7,500 (11)                   1.47%
Robert W. Zimmer                               6,500                   10,000 (12)                      *
M. Catherine Jaros                             1,000 (13)               3,500 (14)                      *
Peter Riofski                                     --                    7,000 (15)                      *
Zemin Xu                                          -- (16)                  --                           *
All directors, and officers as a           3,035,600                  363,700 (17)                  29.24%
group (10 persons)

* Less than 1%


(1) Includes 201,438 shares of Series A Preferred Stock, which are convertible into, and have voting rights equivalent to, 2,014,380 shares of our common stock. All of the shares of Series A Preferred Stock are owned by Venture Management, Inc. Wanxiang American Corporation and Wanxiang Group Corporation are also considered beneficial owners of these shares. Wanxiang America Corporation and Wanxiang Group Corporation disclaim beneficial ownership of these shares. The address of Venture Equities Management, Inc. and Wanxiang America Corporation is 88 Airport Road, Elgin, Illinois 60123. The address of Wanxiang Group Corporation is Xiao Shan District, Hang Zhou, Zhejiang, 311215, P.R. China.

(2) Consists of warrants to purchase a total of 1,600,000 shares of our common stock owned by Venture Equities Management, Inc.

(3) Consists of 199,000 shares issuable upon the exercise of options held by Mr. Scott.

(4) Consists of 102,000 shares issuable upon the exercise of options held by Mr. Tzur.

(5) Consists of 100,000 shares of Series B Preferred Stock, which are convertible into, and have voting rights equivalent to, 1,000,000 shares of our common stock. The address of FINOVA Capital is 500 Church Street, Suite 200, Nashville, TN 37219.

(6)      Includes 423,050 shares owned by Mr. Israel's spouse and children.

(7) Consists of 15,200 shares of issuable upon the exercise of options held by Mr. Israel.

(8) Includes 100,000 shares owned by a general partnership managed by Mr. Robinson. Mr. Robinson's address is 6633 North Sacramento, Chicago, Illinois 60645.

(9) Consists of 19,500 shares issuable upon the exercise of options held by Mr. Robinson.

(10)     Mr. Kessler's address is 3535 Patten Road, Highland Park, Illinois
         60035.

(11) Consists of 7,500 shares issuable upon the exercise of options held by Mr. Kessler.

(12) Consists of 10,000 shares issuable upon exercise of options held by Mr. Zimmer

(13)     Ms. Jaros' address is 216 Summerfield Road, Northbrook, Illinois 60062.

(14)     Consists of 3,500 shares issuable upon exercise of options held by Ms.
         Jaros.

(15)     Consist of 7,000 shares issuable upon exercise of options held by Mr.
         Riofski

(16)     The address of Mr. Xu is 88 Airport Drive, Elgin, Illinois 60191.


(17)     Consists of 259,200 shares issuable upon the exercise of options.

As of December 31, 2002, we had the following compensation plans under which our equity securities are authorized for issuance:


                                                                                                   Number of securities remaining
                                                                                                   available for future issuance
                            Number of securities to be issued       Weighted average exercise     under equity compensation plans
                              upon exercise of outstanding        price of outstanding options,    (excluding securities effected
      Plan Category           options, warrants and rights             warrants and rights                 in column (a))
----------------------      ---------------------------------     -----------------------------   ------------------------------
  Equity compensation                     920,950                            $2.64                           479,050
    plans approved by
     security holders

  Equity compensation                          0                                0                                 0
plans not approved by
     security holders

                Total                    920,950                            $2.64                           479,050

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

         We maintain key man term life insurance policies, which we purchased through an insurance agency of which Sheldon Robinson, one of our directors, is an owner, covering the lives of Mr. Scott and Mr. Tzur. We paid premiums of approximately $10,000 for these policies in 2002.

         Our board of directors has approved unsecured loans to each of Yehuda Tzur, our Chairman and Arvin Scott, our President and Chief Executive Officer. The last advance made on these was made on September 12, 2001, and the board of directors is prohibited from approving any future advances on these loans. As of December 31, 2002, amounts of $191,487 and $153,808 were due from Messrs. Tzur and Scott, respectively. The loans are due on demand and bear interest at the applicable federal rate imposed by the Internal Revenue Service for one-year obligations.

         During 2002, we purchased material from Wanxiang America Corporation, an affiliate of Venture Equities Management Inc., which holds all of our outstanding Series A Preferred Stock. The aggregate amount of such purchases was approximately $5,400,000.

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

STOCKHOLDERS AGREEMENT AND PROXIES

         In connection with the issuance of the Series A Preferred Stock to Venture Equities Management, Inc., or "VEMI," we, Mr. Tzur, Mr. Scott, Mr. Israel and VEMI entered into a stockholders agreement. In the stockholders agreement Mr. Tzur, Mr. Scott and Mr. Israel agreed to vote their shares in favor of, and we agreed to take all actions within our control so that, our board of directors will consist of nine members, two of whom are designated by VEMI, and that one of the individuals designated by VEMI would be appointed as co-chairman of the board. We also agreed to take any actions within our control, and these shareholders agreed to vote in favor of actions, needed to ensure that the composition of the board of directors of each of our subsidiaries would be proportionate to that of our board, provided that at least one VEMI designee was on the board of each of our subsidiaries, and that the composition of any committees of our board of directors would be proportionate to that of our board, provided that at least one VEMI designee would be on each committee. The stockholders' agreement also provides that Mr. Tzur, Mr. Scott and Mr. Israel will vote their shares in favor of the election of the VEMI designees to our board of directors. As noted in "Directors, Executive Officers and Key Personnel" our board is currently comprised of seven persons, including one VEMI nominee, and we remain prepared to add a second director nominee from VEMI, when and if nominated by VEMI.

         The stockholders agreement provides that if Mr. Tzur, Mr. Scott or Mr. Israel wish to transfer their shares, they must notify VEMI of the proposed transfer and that VEMI have the right to purchase the shares on the proposed terms. The agreement provides a similar right to Mr. Tzur, Mr. Scott and Mr. Israel in the event VEMI proposes to transfer its shares to one of our competitors.

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

         In connection with the issuance of the Series A Preferred Stock to VEMI, Mr. Scott and Mr. Tzur both executed irrevocable proxies in favor of VEMI or its representative. The proxies cover all the shares of our common stock owned by Mr. Scott and Mr. Tzur, which is currently 1,916,100 shares. The proxies effectively grant VEMI voting power over the shares owned by Mr. Tzur and Mr. Scott if an event of default, as defined in the certificate of designations for the Series A Preferred Stock or the Default Warrant issued to VEMI, occurs. We purchase products from Wanxiang on a regular basis under a supply agreement, which calls for 60 day payment terms. Periodically, depending upon our cash position, certain of our payables to Wanxiang have exceeded 60 days, as is presently the case. Wanxiang has never declared an event of default with regard to its default warrant as a result of the foregoing, and the default warrant has a 30 day cure period in the event of monetary defaults. The proxies generally give VEMI the power to vote a number of shares owned by Mr. Scott and Mr. Tzur equal to the number of shares it acquires upon exercise of the Default Warrant, which can only be exercised if a defined event of default occurs. However, if the default in question stems from our breach of any provision of the purchase agreement relating to the issuance of the Series A Preferred Stock, the stockholders agreement described above, any of the warrants issued to VEMI, or the supply agreement entered into with Wanxiang America Corporation, VEMI or its designee will have the right to vote all of the shares held by Mr. Tzur and Mr. Scott whether or not it exercises the default warrant. If a default occurs, which grants VEMI or its designee voting rights over all of the shares and is later cured, the voting rights will terminate after one year.

ITEM 14.  CONTROL PROCEDURES

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The system is supported by policies and procedures intended to ensure employees adhere to the highest standards of personal and professional integrity. Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. However, no cost-effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index of financial statements, financial statement schedules and exhibits:

        (1) Financial Statements:

               UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:


                  Independent Auditors' Reports .......................................  F-1
                  Consolidated Balance Sheets as of December 31, 2002 and 2001 ........  F-2
                  Consolidated Statements of Operations for the years ended
                  December 31, 2002, 2001 and 2000 ....................................  F-3
                  Consolidated Statements of Changes in Stockholders' Equity
                  for the years ended December 31, 2002, 2001 and 20009 ...............  F-4 to F-5
                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 2001, 2000 and 1999 ....................................  F-6 to F-7
                  Notes to Consolidated Financial Statements ..........................  F-8 to F-18

        (2) Financial Statement Schedule:

                Schedule I -- Valuation and Qualifying Accounts

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

                  3(c) Certificate of Designations, Preferences and Rights of Class A Preferred Stock (Exhibit 4.1 to our Form 8-K Report as filed with the SEC on September 9, 2001)*

                  3(d) Certificate of Amendment to Certificate of Designations, Preferences and Rights of Class A Preferred Stock (Exhibit 3(d) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  3(e) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (Exhibit 3(e) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  3(f) Certificate of Amendment to Certificate of Incorporation dated August 27, 2001 (Exhibit 3(f) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  4(a) Form of Warrant Agreement (including form of Warrant) (Exhibit 4.3 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

                  10(a) Form of UAI Share Option Plan (Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

                  10(b) Amended Universal Automotive Industries, Inc. Share Option Plan (Exhibit 10 to our Registration Statement on Form S-8 (No. 333-67150) filed with the SEC on August 9, 2001)*

                  10(c) Stock Exchange Agreement, dated May 5, 1994, by and between UAI, and Yehuda Tzur, Reuben Gabay, Sami Israel and Arvin Scott (Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

                  10(d) Stock Exchange Agreement, dated April 30, 1994, by and between UAI and Yehuda Tzur, Reuben Gabay, Sami Israel, Arvin Scott and Eric Goodman (Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

                  10(e) Employment Agreement, dated May 5, 1994, by and between UA and Yehuda Tzur (Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

                  10(f) First Amendment to Employment Agreement dated December 14, 1994, between UA and Yehuda Tzur (Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 33- 85162) as filed with the SEC on October 14, 1994)*

                  10(g) Amendment to Employment Agreement dated December 14, 1994 between Universal Automotive Industries, Inc. and Yehuda Tzur (Exhibit 10(g) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  10(h) Employment Agreement, dated May 5, 1994, by and between UA and Arvin Scott (Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

                  10(i) First Amendment to Employment Agreement, dated December 14, 1994, between UA and Arvin Scott (Exhibit 10.30 to the Company's Registration Statement on Form S-1 (No. 33- 85162) as filed with the SEC on October 14, 1994)*

                  10(j) Amendment to Employment Agreement dated December 14, 1994 between Universal Automotive Industries, Inc. and Arvin Scott (Exhibit 10(j) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  10(k) Employment Agreement, dated May 5, 1994 by and between UA and Sami Israel (Exhibit 10.35 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14, 1994)*

                  10(l) First Amendment to Employment\Agreement, dated December 14, 1994 by and between UA and Sami Israel (Exhibit
                         10.36 to the Company's Registration Statement on Form S-1 (No. 33-85162) as filed with the SEC on October 14,
                         1994)*

                  10(m) Amendment to Employment Agreement dated December 14, 1994 between Universal Automotive Industries, Inc. and Sami Israel (Exhibit 10(m) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  10(n) Purchase Agreement dated August 28, 2001 between Universal Automotive Industries, Inc. and Venture Equities Management, Inc. (Exhibit 10.1 to our Form 8-K Report filed with the SEC on September 9, 2001)*

                  10(o) VEMI Default Warrant to purchase up to 2,500,000 Shares of Registrant's Common Stock (Exhibit 10.2 to our Form 8-K Report filed with the SEC on September 9, 2001)*

                  10(p) VEMI Warrant to purchase up to 800,000 Shares of Registrant's Common Stock at $2.00 per Share (Exhibit
                         10.3 to our Form 8-K Report filed with the SEC on September 9, 2001)*

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

                         10.42 to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 17,
                         2001)*

                  10(x) Debenture Purchase Agreement between Universal Automotive Industries, Inc. and Sirrom Capital Corporation dated July 11, 1997 (Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 17, 2001)*

                  10(y) Preferred Stock Agreement dated October 30, 2001 by and between Universal Automotive Industries, Inc. and FINOVA Mezzanine Capital, Inc. (Exhibit 10(y) to our Form 10-K Annual Report filed with the SEC on April 1,
                         2002)*

                  10(z) Preferred Stock Voting Agreement dated December 5, 2001. (Exhibit 10(z) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  10(aa) First Amendment to Debenture Purchase Agreement dated as of October 30, 2001 by and between Universal Automotive Industries, Inc. and FINOVA Mezzanine Capital, Inc. (Exhibit 10(aa) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  10(ab) First Amendment to Universal Automotive Industries,
                         Inc. 12.25% Subordinated Debenture due July 11, 2002 (Exhibit 10(ab) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  10(ac) Prepayment Agreement dated as of October 30, 2001
                         between Universal Automotive Industries, Inc. and FINOVA Mezzanine Capital, Inc. (Exhibit 10(ac) to our Form 10-K Annual Report filed with the SEC on April 1,
                         2002)*

                  10(ah) Investment Banking Agreement dated as of November 30,
                         2001 by and between Universal Automotive Industries, Inc. and J.P. Turner & Company, L.L.C. (Exhibit 10(ah) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                  10(ai) Corporate Consulting Agreement dated October 16, 2001 by and between Universal Automotive Industries, Inc. and Schneider Securities, Inc. (Exhibit 10(ai) to our Form 10-K Annual Report filed with the SEC on April 1,
                         2002)*

                  10(aj) Investment Banking Agreement dated May 28, 2002 by and between Universal Automotive Industries, Inc and Rockwell Asset Management Company, Inc.

                  21     Subsidiaries of the Registrant

                  23     Consent of Ernst and Young LLP

                  99.1 Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002

    * These exhibits are incorporated herein by reference to the report referenced after each exhibit next to which an asterisk appears.

    + Indicates executive compensation plans and arrangements.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


By: /s/ Arvin Scott
   -----------------------------------

Arvin Scott, Chief Executive Officer


Date: April 15, 2003


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.


      SIGNATURES                                    TITLE                              DATE
      ----------                                    -----                              ----

   /s/ Arvin Scott                   Chief Executive Officer, President and
--------------------------           Director (Principal Executive Officer)        April 15, 2003
     Arvin Scott

  /s/ Robert Zimmer                  Chief Financial Officer (Principal Financial
--------------------------           Officer)                                      April 15, 2003
    Robert Zimmer

  /s/ Peter Riofski                  Vice President & Controller (Principal        April 15, 2003
--------------------------           Accounting Officer)
    Peter Riofski

   /s/ Yehuda Tzur
--------------------------
     Yehuda Tzur                     Chairman of the Board of Directors            April 15, 2003

   /s/ Sami Israel
--------------------------
     Sami Israel                     Director                                      April 15, 2003

 /s/ Sheldon Robinson
--------------------------
   Sheldon Robinson                  Director                                      April 15, 2003

     /s/ Zemin Xu
--------------------------
       Zemin Xu                      Director                                      April 15, 2003

  /s/ Dennis Kessler
--------------------------
    Dennis Kessler                   Director                                      April 15, 2003

/s/ M. Catherine Jaros
--------------------------
  M. Catherine Jaros                 Director                                      April 15, 2003

                                 CERTIFICATIONS

         I, Arvin Scott, certify that:

         I have reviewed this annual report on Form 10-K of Universal Automotive Industries, Inc.;

         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                        /s/ Arvin Scott
                                        --------------------------------------
                                        Arvin Scott
                                        Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                                 CERTIFICATIONS

         I, Robert W. Zimmer, certify that:

         I have reviewed this annual report on Form 10-K of Universal Automotive Industries, Inc.;

         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                          /s/ Robert W. Zimmer
                                          ------------------------------------
                                          Robert W. Zimmer
                                          Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this report.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                                TABLE OF CONTENTS
                           DECEMBER 31, 2002 AND 2001


                                                                                               PAGE

INDEPENDENT AUDITORS' REPORT                                                                    F-1

FINANCIAL STATEMENTS
         Consolidated Balance Sheets                                                            F-2
         Consolidated Statements of Operations                                                  F-3
         Consolidated Statements of Changes in Stockholders' Equity                         F-4 to F-5
         Consolidated Statements of Cash Flows                                              F-6 to F-7
         Notes to the Consolidated Financial Statements                                     F-8 to F-18

SUPPLEMENTARY INFORMATION
         Valuation and Qualifying Accounts
          (Schedule I)                                                                          S-1

INDEPENDENT AUDITORS' REPORT

Board of Directors of Universal Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheet of Universal Automotive Industries, Inc. as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the period then ended. Our audit also included the financial statement schedule for 2002 listed in the Index of item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 2002 and the consolidated results of their operations and cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

March 14, 2003
Chicago, Illinois

INDEPENDENT AUDITORS' REPORT

Board of Directors of Universal Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheet of Universal Automotive Industries, Inc. as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's Hungarian subsidiary (Notes 1 and 14) which statements reflect aggregate total assets of $0 as of December 31, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary (before estimated loss on disposal) is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 2001, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
March 27, 2002

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001




                                                                                                   2002                   2001
                                                                                              ------------           ------------

ASSETS
Current assets
    Cash                                                                                      $    237,600           $    976,585
    Accounts receivable, trade (net of allowance for doubtful accounts of $464,725
      and $404,039 in 2002 and 2001)                                                            12,702,701             15,789,886
    Inventories                                                                                 17,051,952             16,417,009
    Deferred income taxes                                                                          240,000                240,000
    Prepaid expenses and other current assets                                                      215,987                486,293
                                                                                              ------------           ------------
                                                                                                30,448,240             33,909,773
                                                                                              ------------           ------------
Property and equipment - net of accumulated depreciation                                         4,175,208              4,728,034
                                                                                              ------------           ------------
Other assets
    Goodwill (net of accumulated amortization of $373,245 in 2002 and 2001                         480,498                480,498
    Due from stockholders                                                                          345,296                320,929
    Other assets                                                                                   695,542                598,609
                                                                                              ------------           ------------
                                                                                                 1,521,336              1,400,036
                                                                                              ------------           ------------
                                                                                              $ 36,144,784           $ 40,037,843
                                                                                              ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable, trade                                                                   $ 10,212,291           $ 11,446,262
    Accrued expenses and other current liabilities                                               2,608,466              3,502,078
    Subordinated debenture, current portion                                                         84,020                492,226
    Long-term indebtedness, current portion                                                        356,663                379,120
                                                                                              ------------           ------------
                                                                                                13,261,440             15,819,686
                                                                                              ------------           ------------
Long-term liabilities
    Revolving line of credit                                                                    16,949,821             19,021,873
    Long-term indebtedness, noncurrent portion                                                     110,510                421,269
    Subordinated debenture, noncurrent portion                                                   1,109,986              1,179,986
    Deferred rent expense                                                                           30,419                 67,522
                                                                                              ------------           ------------
                                                                                                18,200,736             20,690,650
                                                                                              ------------           ------------
Stockholders' equity
    Preferred stock (authorized 2,000,000 shares, $0.01 par value, 201,438 shares of series A and 100,000 shares of series B issued and outstanding in
      2002 and 2001)                                                                                 3,014                  3,014
    Common stock (authorized 30,000,000 shares, $0.01 par value, 8,224,949
      and 7,939,599 shares issued and outstanding in 2002 and 2001)                                 82,249                 79,394
    Additional paid-in capital                                                                  15,208,441             14,583,947
    Accumulated deficit                                                                         (9,644,606)           (10,136,023)
    Accumulated other comprehensive loss                                                          (904,340)              (882,825)
    Stock subscription receivable                                                                  (62,150)              (120,000)
                                                                                              ------------           ------------
                                                                                                 4,682,608              3,527,507
                                                                                              ------------           ------------
                                                                                              $ 36,144,784           $ 40,037,843
                                                                                              ============           ============


See accompanying notes.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




                                                                     2002                2001               2000
                                                                ------------           ------------           ------------

Net sales                                                       $ 69,855,578           $ 71,823,135           $ 69,944,023
Cost of sales                                                     57,529,134             61,116,436             57,767,138
                                                                ------------           ------------           ------------
GROSS PROFIT                                                      12,326,444             10,706,699             12,176,885
Selling, general and administrative                               10,316,646             10,632,782             11,571,752
Other operating expenses                                              98,423                792,555                320,000
Loss from Hungarian operations                                        71,239                294,897                     --
                                                                ------------           ------------           ------------
                                                                  10,486,308             11,720,234             11,891,752
                                                                ------------           ------------           ------------
INCOME (LOSS) FROM OPERATIONS                                      1,840,136             (1,013,535)               285,133
Other (income) expense:
    Interest expense                                               1,398,017              2,503,383              2,593,656
    (Gain) loss on disposition of assets                                  --                     --                109,624
    Other                                                            (49,298)              (148,950)              (124,853)
                                                                ------------           ------------           ------------
                                                                   1,348,719              2,354,433              2,578,427
                                                                ------------           ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM
                                                                     491,417             (3,367,968)            (2,293,294)
Income taxes
    Current                                                               --                 12,623                     --
    Deferred                                                              --                427,800                (33,351)
                                                                ------------           ------------           ------------
                                                                          --                440,423                (33,351)
                                                                ------------           ------------           ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              491,417             (3,808,391)            (2,259,943)
Extraordinary item - gain on debt restructuring                           --                829,714                     --
                                                                ------------           ------------           ------------
NET INCOME (LOSS)                                                    491,417             (2,978,677)            (2,259,943)
Issuance of preferred stock with beneficial conversion
  feature and warrants                                                    --               (430,614)                    --
                                                                ------------           ------------           ------------
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                                    $    491,417           $ (3,409,291)          $ (2,259,943)
                                                                ============           ============           ============

Earnings (loss) per share
    Basic net income (loss) per common share
        Before extraordinary item                               $       0.06           $      (0.56)          $      (0.32)
        Extraordinary gain                                                --                   0.11                     --
                                                                ------------           ------------           ------------
                                                                $       0.06           $      (0.45)          $      (0.32)
                                                                ============           ============           ============
   Diluted net income (loss) per common share
        Before extraordinary item                               $       0.04           $      (0.56)          $      (0.32)
        Extraordinary gain                                                --                   0.11                     --
                                                                ------------           ------------           ------------
                                                                $       0.04           $      (0.45)          $      (0.32)
                                                                ============           ============           ============


See accompanying notes.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                          PREFERRED STOCK             COMMON STOCK
                                                     ------------------------   -------------------------
                                                       SHARES        AMOUNT       SHARES        AMOUNT
                                                     ----------    ----------   -----------   -----------

Balance January 1, 2000                                            $       --     6,829,310   $    68,293
                                                     ----------    ----------   -----------   -----------
Comprehensive loss for  2000
   Net loss
   Foreign currency translation adjustments
Comprehensive loss
Stock options recorded as compensation
Warrants exercised                                                                  291,760         2,917
Stock options exercised                                                              85,000           850
Shares for services                                                                  37,500           375
                                                     ----------    ----------   -----------   -----------
Balance, December 31, 2000                                   --            --     7,243,570        72,435
                                                     ----------    ----------   -----------   -----------
Comprehensive loss for  2001
   Net loss
   Foreign currency translation adjustments
Comprehensive loss
Common stock and stock options recorded
   as compensation                                                                   20,300           203
Common stock and warrants issued for services                                        20,000           200
Series A preferred stock issued with beneficial
   conversion (net of issuance costs of $100,000)       201,438         2,014
Redemption of common stock and warrants                                            (279,260)       (2,793)
Series B preferred stock issued                         100,000         1,000
Conversion of minority interest                                                     225,000         2,250
Warrants and options exercised                                                      375,300         3,753
Common stock issued in satisfaction of
   obligation                                                                       334,689         3,346
                                                     ----------    ----------   -----------   -----------
Balance, December 31, 2001                              301,438         3,014     7,939,599        79,394
                                                     ----------    ----------   -----------   -----------
Comprehensive income for 2002
   Net income
   Foreign currency translation adjustments
Comprehensive income
Warrants and options exercised                                                      285,350         2,855
Services rendered  as payment of stock
   subscription receivable
Forfeiture of short swing profits by officer
Stock compensation
                                                     ----------    ----------   -----------   -----------
Balance December 31, 2002                               301,438    $    3,014     8,224,949   $    82,249
                                                     ----------    ----------   -----------   -----------

See accompanying notes

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000





                                                  ADDITIONAL                             OTHER           STOCK
                                                   PAID-IN          ACCUMULATED      COMPREHENSIVE    SUBSCRIPTION
                                                   CAPITAL            DEFICIT             LOSS         RECEIVABLE         TOTAL
                                               --------------      -------------     --------------   ------------    -------------

Balance January 1, 2000                        $    8,413,978      $  (4,514,672)    $     (894,423)  $         --    $   3,073,176
                                               --------------      -------------     --------------   ------------    -------------
Comprehensive loss for  2000
   Net loss                                                           (2,259,942)                                        (2,259,942)
   Foreign currency translation adjustments                                                (354,522)                       (354,522)
                                                                                                                      -------------
Comprehensive loss                                                                                                       (2,614,464)
Stock options recorded as compensation                 39,600                                                                39,600
Warrants exercised                                     25,208                                                                28,125
Stock options exercised                               119,650                                                               120,500
Shares for services                                    72,300                                                                72,675
                                               --------------      -------------     --------------   ------------    -------------
Balance, December 31, 2000                          8,670,736         (6,774,614)        (1,248,945)                        719,612
                                               --------------      -------------     --------------   ------------    -------------
Comprehensive loss for  2001
   Net loss                                                           (2,978,677)                                        (2,978,677)
   Foreign currency translation adjustments                                                 366,120                         366,120
                                                                                                                      -------------
Comprehensive loss                                                                                                       (2,612,557)
Common stock and stock options recorded
   as compensation                                     78,484                                                                78,687
Common stock and warrants issued for services         114,993                                                               115,193
Series A preferred stock issued with beneficial
   conversion (net of issuance costs of
   $100,000)                                        3,080,718           (382,732)                                         2,700,000
Redemption of common stock and warrants            (1,134,758)                                                           (1,137,551)
Series B preferred stock issued                     1,999,000                                                             2,000,000
Conversion of minority interest                       447,750                                                               450,000
Warrants and options exercised                        730,370                                             (120,000)         614,123
Common stock issued in satisfaction of
   obligation                                         596,654                                                               600,000
                                               --------------      -------------     --------------   ------------    -------------
Balance, December 31, 2001                         14,583,947        (10,136,023)          (882,825)      (120,000)       3,527,507
                                               --------------      -------------     --------------   ------------    -------------
Comprehensive income for 2002
   Net income                                                            491,417                                            491,417
   Foreign currency translation adjustments                                                 (21,515)                        (21,515)
                                                                                                                      -------------
Comprehensive income                                                                                                        469,902
Warrants and options exercised                        598,769                                                               601,624
Services rendered  as payment of stock
   subscription receivable                                                                                  57,850           57,850
Forfeiture of short swing profits by officer            5,925                                                                 5,925
Stock compensation                                     19,800                                                                19,800
                                               --------------      -------------     --------------   ------------    -------------
Balance December 31, 2002                      $   15,208,441      $  (9,644,606)    $     (904,340)  $    (62,150)   $   4,682,608
                                               --------------      -------------     --------------   ------------    -------------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000







                                                                             2002                  2001                   2000
                                                                          -----------           -----------           -----------

OPERATING ACTIVITIES
       Net Income (loss)                                                  $   491,417           $(2,978,677)          $(2,259,943)
       Adjustments to reconcile net income (loss)
       to cash provided by (used in) operating activities
         Depreciation and amortization                                      1,400,314             1,319,047             1,388,669
         Loss on sale of property and equipment                                    --                    --               109,624
         Extraordinary gain                                                        --              (829,714)                   --
         Provision for bad debts                                              139,055               606,433               489,045
         Other, net                                                                --                45,452                45,000
         Deferred income taxes                                                     --               427,800               (41,560)
         Compensation expense for stock options                                19,800                78,687                39,600
         Stock issued for services                                                 --               115,193                72,675
       Stock subscription receivable paid through the
             exchange of services                                              57,850                    --                    --
         Changes in
             Accounts receivable, trade                                     3,017,356            (1,900,611)              768,475
             Inventories                                                     (634,943)            2,881,476            (1,805,942)
             Prepaid expenses and other current assets                       (365,176)              373,030               297,807
             Net assets of Hungarian operations                                    --               152,926              (513,391)
             Other assets                                                    (273,206)              109,137              (368,841)
             Accounts payable, trade                                       (1,233,971)           (2,578,147)            3,832,902
             Accrued expenses and other liabilities                          (456,975)              165,018              (817,584)
                                                                          -----------           -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         2,161,521            (2,012,950)            1,236,536
                                                                          -----------           -----------           -----------
INVESTING ACTIVITIES
         Purchase of property and equipment                                  (568,699)             (913,221)           (1,481,163)
         Proceeds from disposition of assets                                       --                    --                10,000
         Advances to stockholders                                             (24,367)              (62,209)                   --
         Increase in investments                                              (10,000)                   --                    --
                                                                          -----------           -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                        (603,066)             (975,430)           (1,471,163)
                                                                          -----------           -----------           -----------
FINANCING ACTIVITIES
         Net increase (decrease)  in revolving loan indebtedness           (2,072,052)            1,757,762               499,439
         Principal payments on notes payable, net                            (811,422)             (529,167)             (488,246)
         Forfeiture of short swing profits by officer                           5,925                    --                    --
         Proceeds from issuance of preferred stock of subsidiary                   --                    --               450,000
         Proceeds from issuance of preferred stock                                 --             2,800,000                    --
         Redemption of common stock and warrants                                   --            (1,000,000)                   --
         Proceeds from issuance of common stock from
             exercise of warrants and options                                 601,624               614,123               148,625
         Stock issuance costs                                                      --              (100,000)                   --
                                                                          -----------           -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (2,275,925)            3,542,718               609,818
                                                                          -----------           -----------           -----------
Effect of exchange rate changes on cash                                       (21,515)              366,120              (354,522)
                                                                          -----------           -----------           -----------
INCREASE (DECREASE) IN CASH                                                  (738,985)              920,458                20,669
CASH
         Beginning of year                                                    976,585                56,127                35,457
                                                                          -----------           -----------           -----------
         END OF YEAR                                                      $   237,600           $   976,585           $    56,126
                                                                          ===========           ===========           ===========


See accompanying notes.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




                                                                 2002                  2001                  2000
                                                            ------------          ------------          ------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
    Interest paid                                           $  1,529,195          $  2,384,122          $  2,577,954
                                                            ============          ============          ============
    Income taxes paid                                       $      7,173          $     12,978          $     32,015
                                                            ============          ============          ============
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
  FINANCING ACTIVITIES
Liabilities satisfied by issuance of
common stock                                                $         --          $    600,000          $     72,675
                                                            ============          ============          ============
Subordinated debt satisfied by
issuance of Series B preferred stock                        $         --          $  2,000,000          $         --
                                                            ============          ============          ============
Conversion of minority interest into
common stock                                                $         --          $    450,000          $         --
                                                            ============          ============          ============




See accompanying notes.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 STRUCTURE

Universal Automotive Industries, Inc. (the Company) acts as a holding company for its wholly-owned direct and indirect subsidiaries, which, as of December 31, 2002, are as follows:

     Universal Automotive, Inc. (Universal)

     Universal Automotive of Virginia, Inc.

     Universal Brake Parts, Inc. (an amalgamation of 3 Canadian corporations previously owned by the Company, two of which were inactive in 2001).

     UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company (see Notes 2 and 14).

     eParts eXchange, Inc., E-Commerce business-to-business activity (see Note
     13).

NOTE 2 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts and operates from leased facilities in Alsip, Illinois; Compton, California; Walkerton, Virginia; Cuba, Missouri (closed effective December 31, 2002) ; and Toronto, Canada. Sales are made throughout the United States. The Company's Hungarian subsidiary, which was engaged in the manufacture of iron casting products, was sold during 2001 as described in Note 14.

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     SEGMENT--The United States and Canadian operations are vertically integrated, and are considered part of the same industry segment and geographic segment (North America).

     REVENUE RECOGNITION--Revenues are recognized at the time of shipment to the customer, which is generally when title passes. The sales incentives provided to customers in the amount of $99,935, $493,828, and $104,183 for 2002, 2001 and 2000, respectively, have been reflected as a reduction of revenue in the period the sales incentives were earned.

     USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION--The functional currency for the Company's foreign operation is the applicable local currency. Accordingly, all balance sheets accounts have been translated using the exchange rate in effect at the balance sheet date and income statement amounts have been translated at the average exchange rate for the year. The translation adjustments resulting from the changes in the exchange rate have been reported as a separate component of stockholders equity. The effect of foreign transaction gains and losses, which were reported in income, were not material for the periods presented.

     CASH--The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times during the year, the Company maintains cash balances in excess of insured limits.

     INVENTORIES--Inventories are stated at the lower of cost or market with cost generally determined using the weighted average method, which approximates the first-in, first-out (FIFO) method. Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management judgment and available information.

     PROPERTY AND EQUIPMENT--Property and equipment, including amounts capitalized under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed under accelerated and straight-line methods. Depreciation and amortization expense was $1,121,523, $1,181,998 and $1,123,033 for the years ended December 31, 2002, 2001 and 2000, respectively.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 2 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     COST OF SALES--The Company considers warehousing (including certain salaries, occupancy costs and supplies) and buying expenses as an integral component of cost of sales.

     GOODWILL--On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Transitional impairment tests of goodwill made by the Company during the quarter ended March 31, 2002 and annual impairment tests did not require adjustment to the carrying value of its goodwill. The amortization of goodwill in 2001 and 2000 in the amount of $29,490 and $47,383, respectively, did not have a significant effect on the results of operations or earnings per share. Income (loss) from operations would have been $(984,045) and $332,516 in 2001 and 2000, respectively, without the effects of amortization of goodwill. This compares to the recorded $(1,013,535) and $285,133 income
     (loss) from operations for the same period, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS--In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

     INCOME TAXES--Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities reduced, where appropriate, by a valuation allowance (see Note 11).

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

     ADVERTISING--All costs associated with advertising are charged to operations when incurred. Advertising expense was $349,171, $548,146 and $174,624 for the years ended December 31, 2002, 2001 and 2000, respectively.

     RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the 2002 presentation without affecting previously reported results.

     NEW ACCOUNTING STANDARDS--In April 2002, the Financial Accounting Standards Board ("FASB") issued No.145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 15 and Technical Corrections. SFAS No. 145 requires that certain gains and losses on extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This statement also amends SFAS No. 13, Accounting for Leases, to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44 Accounting for Tangible Assets of Motor Carriers, which addressed the accounting for intangible assets of motor carriers and made numerous technical, changes to various FASB pronouncements. The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, which requires that a liability for costs associated with an exit or disposal activity be recognized in the period in which the liability is incurred, is effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant effect on the Company's results of operations or it financial position.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 3 INVENTORIES

Inventories consist of the following:



                               2002                 2001
                          -----------          -----------

Finished goods            $13,815,563          $12,057,191
Work-in-progress              510,264              888,742
Raw materials               2,726,125            3,471,076
                          -----------          -----------
                          $17,051,952          $16,417,009
                          ===========          ===========

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:



                                                                           DEPRECIABLE
                                      2002                   2001             LIVES
                                  ------------           ------------      ------------

Machinery & equipment             $  6,387,406           $  6,046,893           5 - 11
Tools and dies                       1,143,837              1,064,457           5 - 11
Patterns                             1,346,247              1,331,247           5 - 10
Computer equipment                   1,105,464                974,119           3 - 5
Automobiles and trucks                 289,237                289,237           3 - 5
Furniture and fixtures                 379,874                366,694           5 - 11
Leasehold inprovements                 385,757                313,384           5 - 9
Construction in progress                66,100                112,564             -
                                  ------------           ------------
                                  $ 11,103,922           $ 10,498,595
Accumulated depreciation            (6,928,714)            (5,770,561)
                                  ------------           ------------
                                  $  4,175,208           $  4,728,034
                                  ------------           ------------


NOTE 5 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are summarized as follows:



                                   DECEMBER 31,
                         ------------------------------
                           2002                2001
                         ----------          ----------

Accrued rebates          $  805,413          $  982,344
Core liability                   --           1,095,041
Other                     1,803,503           1,424,693
                         ----------          ----------
                         $2,608,466          $3,502,078
                         ----------          ----------




NOTE 6 OTHER OPERATING EXPENSES

Other operating expenses consist of the following:




                                                                   DECEMBER 31,
                                                  --------------------------------------------
                                                    2002              2001              2000
                                                  --------          --------          --------
Expired barter credits                            $     --          $275,730          $120,000
eParts eXchange shut down expense                       --           113,577           200,000
Inventory writedown                                     --           121,431                --
Moving expenses                                     13,298           281,817                --
Terminated deal expenses                            45,125                --                --
Prior year's Michigan SBT Tax                       40,000                --                --
                                                  --------          --------          --------
                                                  $ 98,423          $792,555          $320,000
                                                  --------          --------          --------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 7 DUE FROM STOCKHOLDERS

Amounts due from stockholders represent advances made to certain stockholders who are also executives of the Company as well as the related accrued and unpaid interest. The advances bear interest at nine percent per annum and are due on demand. Interest income from these advances amounted to $24,367, $22,209 and $21,458 for 2002, 2001 and 2000, respectively.


NOTE 8 SUBORDINATED DEBENTURE AND PREFERRED STOCK

On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.), which required payments of interest at 12.25 percent per annum through maturity on July 14, 2002. Through August 14, 2001, the Company had issued Finova warrants to purchase 1,575,000 shares of the Company's common stock at exercise prices ranging from $0.83 to $1.58, based on 80 percent of the average closing bid price of the Company's common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, Finova elected to exercise warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby Finova received a net of 279,260 shares of common stock after surrendering 170,743 shares, which had a fair market value equal to the aggregate exercise price. The Company received no cash proceeds from this transaction when such shares were issued.

On October 31, 2001, the Company completed a restructuring of the $4,500,000 subordinated debt held by Finova. The restructuring resulted in the following:
(i) Finova surrendered to the Company all of its holdings in the Company's common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) the Company's payment of $1,000,000 to Finova; (iii) issuance to Finova of $2,000,000 of series B preferred stock ($0.01 par value); and (iv) the adjustment for the amount due on the debenture to $1,500,000. The interest rate was reduced from 12.25 percent to 7.0 percent and the Company was allowed to pay the remaining balance by making five $100,000 payments every 45 days beginning December 15, 2001 with a final payment of $1,000,000 due July 11, 2005. This transaction has been accounted for as a troubled debt restructuring and resulted in an extraordinary gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) for the year ended December 31, 2001. The series B preferred stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at the Company's option and is convertible into 1,000,000 shares of common stock for which the Company provided Finova with registration rights.

On August 29, 2001, the Company issued 201,438 shares of series A preferred stock ($0.01 par value) to Venture Equities Management, Inc. (VEMI) (an affiliate of Wanxiang America Corporation) in exchange for $2,800,000 in cash. The series A preferred stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at the Company's option subject to certain conditions, and is convertible into 2,014,380 shares of the Company's common stock (with registration rights), subject to certain antidilution provisions. In connection with the issuance of the series A preferred stock, the Company also issued to VEMI three warrants to purchase common stock: the first and second warrants for 800,000 shares each are exercisable at any time through August 28, 2003 at an exercise price of $2.25 per share; the third warrant for 2,500,000 shares is exercisable only upon the occurrence of events of default at an exercise price to be determined based on a defined computation. The costs related to the issuance of the preferred stock amounted to approximately $100,000.

NOTE 9 LASALLE INDEBTEDNESS

The Company has a credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for a term loan and revolving line of credit of up to $26,000,000 based on eligible accounts receivable and inventory.

The revolving line of credit has a term ending May 1, 2004 and an interest rate of prime plus 1.5% per annum. During 2001, the interest rate was changed from prime plus 0.5 percent per annum. The line of credit is subject to an ongoing option to convert to LIBOR plus 2.5 percent per annum. The term loan is payable in monthly principal installments of $18,705 and bears interest at prime plus
0.75 percent per annum.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 9 LASALLE INDEBTEDNESS (CONTINUED)

The LaSalle agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning earnings before interest, taxes depreciation and amortization (EBITDA), defined minimum tangible net worth and debt service coverage. At December 31, 2002, the Company was in compliance with these financial covenants. The entire credit facility is secured by a first lien on substantially all of the Company's North American assets.

At December 31, 2002, approximately $937,000 was available for borrowing under the revolving credit line.

The weighted average interest rates on the aforementioned revolving credit facility borrowings were 5.70 percent, 8.68 percent and 10.51 percent for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 10 LONG-TERM INDEBTEDNESS

Long-term indebtedness is summarized as follows:


                                                     2002                  2001
                                                ------------          ------------
LaSalle term loan (see Note 9)                  $    206,826          $    431,281
Capital lease obligation (see Note 12)               245,935               347,915
Vehicle acquisition loans                             14,412                21,193
                                                ------------          ------------
                                                $    467,173          $    800,389
Current portion                                      356,663               379,120
                                                ------------          ------------
Noncurrent portion                              $    110,510          $    421,269
                                                ============          ============


The approximate aggregate maturities of all long-term indebtedness are:


                                                      SUBORDINATED          REVOLVING
                                                       DEBENTURE          LINE OF CREDIT
                                PER ABOVE              (NOTE 8)              (NOTE 9)               TOTAL
                              ------------           ------------         --------------         ------------

             2003             $    368,324           $     84,020          $         --          $    452,344
             2004                   81,712                 70,000            16,949,821            17,101,533
             2005                   10,578              1,039,986                    --             1,050,564
             2006                   11,346                     --                    --                11,346
             2007                    9,153                     --                    --                 9,153
                              ------------           ------------          ------------          ------------
                                   481,113              1,194,006            16,949,821            18,624,940
Interest Portion                   (13,940)                    --                    --               (13,940)
                              ------------           ------------          ------------          ------------
                              $    467,173           $  1,194,006          $ 16,949,821          $ 18,611,000
                              ------------           ------------          ------------          ------------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 11 INCOME TAXES

The components of the net deferred tax assets are as follows:


                                                                            2002                    2001
                                                                      -------------           -------------
 Tax benefits upon future liquidation of Hungarian subsidiary         $  193,400              $  193,400
 Allowance for doubtful accounts                                         179,731                 241,700
 Inventories                                                             166,431                 223,600
 Net operating loss carryforward -U.S                                  3,068,755               2,891,100
 Net operating loss carryforward -Canada                                 323,067                 427,500
 Compensation expense for stock options                                  240,800                 240,800
 Other accruals                                                          202,400                 202,400
                                                                      ----------              ----------
 Gross deferred tax asset                                              4,374,584               4,420,500
                                                                      ----------              ----------
 Deferred tax liability - principally depreciation
        U.S                                                             (242,634)               (314,700)
        Canada                                                          (521,792)               (632,000)
                                                                      ----------              ----------
 Gross deferred tax liability                                           (764,426)               (946,700)
                                                                      ----------              ----------
 Net deferred tax assets                                               3,610,158               3,473,800
 Valuation allowance                                                  (3,370,158)             (3,233,800)
                                                                      ----------              ----------
 Net deferred tax asset                                               $  240,000              $  240,000
                                                                      ==========              ==========


At December 31, 2002, the Company had a U.S. Federal net operating loss carryforward of approximately $ 9,200,000, expiring in years 2017 to 2021.

The Company believes that, consistent with accounting principles generally accepted in the United States, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

A reconciliation of the provision for income taxes and the amounts computed by applying the federal statutory rate to income (loss) from continuing operations before income tax expense is as follows:


                                                                                2002                 2001                  2000
                                                                            -----------           -----------           -----------
Income (loss) from continuing operations before income tax expense

       United States                                                        $   335,688           $(2,694,454)          $(2,111,900)
       Canada                                                                   155,729               156,200              (181,394)
                                                                            -----------           -----------           -----------
                                                                            $   491,417           $(2,538,254)          $(2,293,294)
                                                                            ===========           ===========           ===========

Computed income tax expense (benefit) at federal statutory rate             $   166,389           $  (863,000)          $  (779,720)
State income taxes                                                              (20,000)             (101,500)              (91,700)
Increase (decrease) in valuation allowance                                     (136,358)            1,141,600               797,200
Other                                                                           (10,031)              263,323                40,869
                                                                            -----------           -----------           -----------
                                                                            $        --           $   440,423           $   (33,351)
                                                                            -----------           -----------           -----------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 12 LEASES

The Company leases all of its facilities from unaffiliated parties. The lease terms range from month-to-month to long-term leases, the latest of which expires in 2012.

Aggregate rent expense for all facilities was approximately $1,980,000, $1,978,000, and $1,415,000 for 2002, 2001 and 2000, respectively.

The Company leases certain equipment under a capital lease payable in aggregate monthly installments of $13,077 through 2005. The net book value of such equipment under capital lease is $261,143 and $359,681 at December 31, 2002 and 2001, respectively. (see Note 10).

Minimum operating lease payments due over the remaining terms of the leases are as follows:



                              OPERATING
                               LEASES
                           -------------
      2003                 $   1,417,818
      2004                     1,168,506
      2005                       507,925
      2006                       356,339
      2007                       348,587
Thereafter                     1,343,974
                           -------------
                           $   5,143,149
                           =============

NOTE 13 PREFERRED STOCK OF SUBSIDIARY

In December 1999, the Company formed eParts eXchange, Inc. ("EPX"). EPX operated a business-to-business e-commerce Internet platform for worldwide buyers and sellers of automotive aftermarket parts focusing on the commodity, surplus and international trade segments. In June 2000, the funding of EPX was completed through the sale of $450,000 of its preferred shares with conversion rights into the Company's common stock. In January 2001, the Company determined that it was better served by redirecting the efforts of EPX to augment the sales and marketing of Universal's products. As a result, the Company closed the website and the remaining employees were permanently reassigned to Universal's distribution business. During 2001, the preferred shares of EPX were converted into 225,000 shares of the Company's common stock.

NOTE 14 HUNGARIAN OPERATIONS

On December 9, 1999, the Company decided to discontinue its Hungarian operation. At December 31, 1999, the carrying value of the Hungarian plant and equipment was adjusted to its estimated net realizable value of $800,000, resulting in a write-down of $1,583,000. In 1999, the Company provided for estimated costs of disposition of $1,500,000, including estimated losses of the Hungarian operations during the disposal period. The disposition was initially expected to occur by the end of 2000. Commencing in 2001, because the Company had not disposed of the Hungarian operations within one year, accounting principles generally accepted in the United States require that income or loss from such discontinued operations be included in the statement of operations as a component of income (loss) from continuing operations.

The Company's subsidiary, UBP Hungary, Inc., sold its ownership interest in UBP Csepel Iron Foundry, Kft to Euro-Industrial Limited, LLC (an unrelated third party) as of December 31, 2001, for a $100,000 promissory note. Also in connection with the sale, several instruments evidencing debt owed by UBP Csepel to UBP Hungary were replaced by a single promissory note in the amount of $728,000. The $100,000 note is paid in quarterly installments beginning April 2002 and ending January 2003. This note does not bear interest unless there is a default. As of December 31, 2002, this note was in default. The $728,000 promissory note is to be repaid in monthly installments beginning in November 2003 and ending in October 2006. This promissory note bears interest at the rate of 6.5 percent per year. Due to the uncertainty of the collectibility of these promissory notes, a reserve of $828,000 has been recorded.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 15 COMMITMENTS AND CONTINGENCIES

In connection with the issuance of series A preferred stock in August 2001 (see
Note 8), the Company entered into a supply agreement with Wanxiang. Under the supply agreement, the Company agreed to make annual purchases of parts from Wanxiang totaling $5,000,000, as long as the prices of the products purchased from Wanxiang are substantially comparable to the prices charged by other suppliers in the Peoples Republic of China for similar products. In the event the Company does not purchase $5,000,000 in products from Wanxiang in a year, the Company is obligated under the agreement to pay Wanxiang 20 percent of the difference between $5,000,000 and the amount the Company has purchased during the year. The agreement provides Wanxiang with a right of refusal with respect to products it seeks to purchase from other suppliers located in the Peoples Republic of China. The supply agreement has an indefinite term, but can be terminated by Wanxiang at any time and by the Company if Wanxiang materially fails to perform its obligations under the agreement, or if the number of shares of the Company's common stock underlying the shares of series A preferred stock owned by VEMI falls below a specified level. During the years ended December 31, 2002 and 2001, the Company purchased approximately $5,400,000 and $565,000 of products from Wanxiang, respectively.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not covered, would not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 16 STOCK WARRANTS AND OPTIONS

At December 31, 2002, the Company had 1,137,450 redeemable common stock purchase warrants outstanding with an exercise price of $2.25 per share, expiring in September 15, 2003. A total of 142,350 and 202,700 of these warrants were exercised during 2002 and 2001, respectively.

In addition to the warrants discussed above and in Note 8, in exchange for consulting services the Company issued (a) warrants to purchase 215,000 shares of the Company's common stock at exercise prices ranging from $ $2.50 to $3.00 per share in 2002 that are exercisable until 2005 (60,000 shares with an exercise price of $3.00 were forfeited as termination damages under the consulting services agreement), (b) warrants to purchase 456,500 shares of the Company's common stock at exercise prices ranging from $1.62 to $3.74 per share in 2001 that are exercisable until 2004, (c) warrants to purchase 325,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $2.75 per share in 2000 that are exercisable until 2005 (40,000 shares exercised in 2002 at $2,50 per share and 60,000 shares exercised in 2001 at $2.00 per share), (d) warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.4375 to $2.00 per share in 1999 that are exercisable until 2004 (40,000 shares exercised in 2002 at $2,00 per share, 100,000 and 60,000 shares exercised in 2001 at $1.4375 and $2.00 per share, respectively) and (e) warrants to purchase 50,000 shares of the Company's common stock at an exercise of $1.375 per share in 1998 that are exercisable until 2003 (25,000 shares exercised in 2002 at $1.375 per share). In connection with the exercise of the warrant for 60,000 shares in 2001, the Company recorded stock subscription receivable in the amount of $120,000.

The Company maintains a Stock Option Plan for key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or nonstatutory options. The Company has reserved 1,400,000 shares of common stock for issuance under the Stock Option Plan.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 16 STOCK WARRANTS AND OPTIONS (CONTINUED)

Following is a table indicating the activity during 2002, 2001 and 2000 for such



                                                                       WEIGHTED
                                                     STOCK             AVERAGE
                                                    OPTIONS         EXERCISE PRICE
                                                  ----------        --------------

Options outstanding at December 31, 1999             576,676           $     2.17
        Options granted                              125,000                 2.40
        Options exercised                            (85,300)                1.42
        Options forfeited                            (53,276)                1.77
                                                  ----------           ----------
Balance, December 31, 2000                           563,100                 2.35
        Options granted                              224,350                 2.32
        Options exercised                            (12,900)                2.13
        Options forfeited                            (24,250)                2.09
                                                  ----------           ----------
Balance, December 31, 2001                           750,300                 2.37
        Options granted                              244,150                 3.32
        Options exercised                            (15,500)                2.28
        Options forfeited                            (58,000)                2.02
                                                  ----------           ----------
Balance, December 31, 2002                           920,950                 2.64


The following table summarizes information about the outstanding and exercisable stock options as of December 31, 2002:



                                             OUTSTANDING                         EXERCISABLE
                           ------------------------------------------    ------------------------------
                                              WEIGHTED-
                                               AVERAGE     WEIGHTED-                        WEIGHTED-
                                              REMAINING    AVERAGE                           AVERAGE
      RANGE OF EXERCISE       NUMBER         CONTRACTUAL   EXERCISE        NUMBER           EXERCISE
           PRICES           OUTSTANDING          LIFE        PRICE       EXERCISABLE          PRICE
      -----------------    --------------    -----------   ----------    ------------     -------------

      $ 1.00 - 1.98             157,800       76 months    $    1.38        104,500         $   1.31
        2.00 - 2.66             461,950       84 months    $    2.33        207,430         $   2.31
        3.00 - 3.56             235,700      105 months    $    3.08         13,000         $   3.06
           $5.00                 65,500       51 months    $    5.00         65,500         $   5.00
                           ------------                                  ----------
                                920,950                                     390,430
                           ============                                  ==========


Compensation expense is being recorded over the respective vesting periods, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, "Accounting for Stock Issued to Employees." In 2002, 2001 and 2000, amounts of $19,800, $39,600 and $39,600, respectively, have been provided for such compensation expense.

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), and continues to account for stock options in accordance with APB Opinion
25. The foregoing amount of compensation expense differs by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method. Accordingly, the pro forma disclosures required by SFAS 123 have been omitted.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 17 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:



                                                                              YEAR ENDING DECEMBER 31,
                                                               ------------------------------------------------------
                                                                   2002                 2001                  2000
                                                               -----------          -----------           -----------

BASIC NET INCOME (LOSS) PER COMMON SHARE
Numerator:
      Income (loss) from continuing operations before
      extraordinary item                                       $   491,417          $(4,239,005)          $(2,259,943)

Denominator:
Weighted average common shares outstanding                       8,198,174            7,553,141             7,008,438
Effective of dilutive securities
      Conversion of preferred stock                              3,014,380                   --                    --
                                                               -----------          -----------           -----------
Denominator for diluted earnings per common share               11,212,554            7,553,141             7,008,438
                                                               ===========          ===========           ===========


Basic net income (loss) per common share                       $      0.06          $     (0.56)          $     (0.32)
Diluted net income (loss) per common share                     $      0.04          $     (0.56)          $     (0.32)

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 18 QUARTERLY RESULTS (UNAUDITED)




                                                  1ST               2ND            3RD               4TH
                                                QUARTER           QUARTER        QUARTER           QUARTER            YEAR
                                              ------------      -----------    ------------      ------------     ------------
 2002
    Net sales                                 $ 17,644,317      $20,424,405    $ 17,146,536      $ 14,640,320     $ 69,855,578
    Income (loss) from operations                  517,300        1,241,138         351,169          (269,471)       1,840,136
    Income (loss) before provision                 151,911          517,225          11,985          (189,704)         491,417
    for income taxes
    Net income (loss)                              151,911          517,225          11,985          (189,704)         491,417
    Basic  earnings (loss) per share                  0.02             0.06              --             (0.02)            0.06
    Fully diluted earnings (loss)                     0.01             0.05              --             (0.02)            0.04
    per share
 2001
    Net sales                                 $ 16,028,365      $19,999,491    $ 18,160,436      $ 17,634,843     $ 71,823,135
    Income (loss) from operations                 (472,553)         745,772          62,531        (1,349,285)      (1,013,535)
    Income (loss) before                        (1,074,427)         192,750        (429,435)       (2,056,856)      (3,367,968)
    provisions for income taxes
    and extraordinary gain
    Net income (loss)                           (1,084,927)         202,750        (429,435)       (1,667,065)      (2,978,677)
    Basic and diluted earnings                       (0.15)            0.03           (0.06)            (0.27)           (0.45)
    (loss) per share
 2000
    Net sales                                 $ 17,502,604      $19,995,593    $ 18,940,835      $ 13,504,991     $ 69,944,023
    Income (loss) from operations                  600,839          879,648         179,723        (1,375,077)         285,133
    Income (loss) before provision                  89,310          224,658        (496,455)       (2,110,806)      (2,293,293)
    for income taxes
    Net income (loss)                               57,010          121,058        (331,555)       (2,106,455)      (2,259,943)
    Basic and diluted earnings                        0.09             0.06           (0.02)            (0.43)           (0.32)
    (loss) per share

The fourth quarter 2002 loss was attributable to (a) significantly lower sales consistent with a sluggish automotive aftermarket and (b) under absorption of manufacturing costs.

The fourth quarter 2001 loss was attributable to (a) certain other expenses as further detailed in Note 6, (b) marketing allowances granted to a new customer,
(c) year-end adjustments to inventory reserves and (d) under absorption of fixed manufacturing costs resulting from reduced facility output.

The fourth quarter 2000 loss was attributable to (a) significantly lower sales consistent with a sluggish automotive aftermarket, (b) continued under absorption of friction manufacturing costs for new facility and (c) severance payments to certain terminated employees.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS (SCHEDULE II)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                       COLUMN B          COLUMN C
                                                      BALANCE AT         CHARGED                         COLUMN E
                                                      BEGINNING          TO COSTS         COLUMN D      BALANCE AT
                                                      OF PERIOD         AND EXPENSE       WRITE-OFFS   END OF PERIOD
Allowance for doubtful accounts             2002      $   404,039       $    68,829       $   9,143     $   464,725
                                                      ===========       ===========       =========     ===========

Allowance for doubtful accounts             2001      $   608,624       $   555,210       $ 759,795     $   404,039
                                                      ===========       ===========       =========     ===========

Allowance for doubtful accounts             2000      $   429,319       $   489,045       $ 309,740     $   608,624
                                                      ===========       ===========       =========     ===========


Reserve for inventory obsolescence          2002      $   215,301       $   236,310       $  94,061     $   357,550
                                                      ===========       ===========       =========     ===========

Reserve for inventory obsolescence          2001      $   331,927       $  (116,626)      $     -       $   215,301
                                                      ===========       ===========       =========     ===========

Reserve for inventory obsolescence          2000      $   544,500       $ (212,573)       $     -       $   331,927
                                                      ===========       ===========       =========     ===========


Valuation allowance for deferred
income taxes                                2002      $ 3,233,800       $  135,358        $     -       $ 3,370,158
                                                      ===========       ===========       =========     ===========

Valuation allowance for deferred
income taxes                                2001      $ 2,092,200       $1,141,600        $     -       $ 3,233,800
                                                      ===========       ===========       =========     ===========

Valuation allowance for deferred
income taxes                                2000      $ 1,295,000       $  797,200        $     -       $ 2,092,200
                                                      ===========       ===========       =========     ===========