Form 10-Q
period 2003-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2003-05-20
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ----      -----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No   X
                          -----     -----


The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 12, 2003 was 8,224,949 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                                              Page(s)
   Item 1. Financial Statements

         Consolidated Balance Sheets
                  March 31, 2003 (Unaudited) and December 31, 2002                               3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months ended
                  March 31, 2003 and 2002                                                        4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the three months ended
                  March 31, 2003 and 2002                                                        5

         Notes to Condensed Financial Statements (Unaudited)                                     6 - 7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          8 - 9

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                             10

   Item 4. Controls and Procedures                                                               10

PART II.  OTHER INFORMATION

   Items 1 through 5 are not applicable to the Company in this report                            10

   Item 6 - Exhibits and Reports on Form 8-K                                                     10

   Signatures                                                                                    11

Certificate of Chief Executive Officer                                                           12

Certificate of Chief Financial Officer                                                           13

EXHIBIT II - COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 99.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31, 2003         December 31, 2002
                                                                          ---------------         -----------------
                                                                            (Unaudited)
                           Assets
                           ------
Current assets:
Cash                                                                         $    575,142              $    237,600
Accounts receivable - trade, net                                               13,740,851                12,702,701
Inventories                                                                    15,137,841                17,051,952
Deferred income taxes                                                             240,000                   240,000
Prepaid expenses and other current assets                                         412,639                   215,987
                                                                          ---------------         -----------------
                                                                               30,106,473                30,448,240
                                                                          ---------------         -----------------
Property and equipment, net                                                     4,136,386                 4,175,208
                                                                          ---------------         -----------------
Other assets:
Goodwill, net                                                                     480,498                   480,498
Due from stockholders                                                             351,354                   345,296
Other assets                                                                      687,377                   695,542
                                                                          ---------------         -----------------
                                                                                1,519,229                 1,521,336
                                                                          ---------------         -----------------
                                                                             $ 35,762,088              $ 36,144,784
                                                                          ---------------         -----------------
            Liabilities and Stockholders' Equity
            ------------------------------------
Current liabilities:
Accounts payable, trade                                                      $ 11,411,797              $ 10,212,291
Accrued expenses and other current liabilities                                  2,126,033                 2,608,466
Subordinated debenture, current portion                                            83,631                    84,020
Long-term indebtedness , current portion                                          294,291                   356,663
                                                                          ---------------         -----------------
                                                                               13,915,752                13,261,440
                                                                          ---------------         -----------------
Long-term liabilities:
Revolving line of credit                                                       16,860,569                16,949,821
Subordinated debenture, non-current portion                                     1,092,486                 1,109,986
Long-term indebtedness, non-current portion                                        79,436                   110,510
Deferred rent expense                                                              30,419                    30,419
                                                                          ---------------         -----------------
                                                                               18,062,910                18,200,736
                                                                          ---------------         -----------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares, $.01 par value,                       3,014                     3,014
201,438 shares of Series A and 100,000 shares of Series B issued and outstanding)
Common stock (authorized 30,000,000 shares, $.01 par value,                        82,249                    82,249
8,224,949 shares issued and outstanding at March 31, 2003 and
December 31, 2002)
Additional paid-in-capital                                                     15,208,441                15,208,441
Accumulated deficit                                                           (10,619,076)               (9,644,606)
Accumulated other comprehensive loss                                             (836,552)                 (904,340)
Stock subscription receivable                                                     (54,650)                  (62,150)
                                                                          ---------------         -----------------
                                                                                3,783,426                 4,682,608
                                                                          ---------------         -----------------
                                                                             $ 35,762,088              $ 36,144,784
                                                                          ---------------         -----------------




    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended March 31,
                                                          -------------------------------------
                                                              2003                     2002
                                                         -------------             ------------
Net sales                                                 $ 15,016,910             $ 17,410,042
Cost of sales                                               13,268,771               14,221,962
                                                         -------------             ------------
Gross profit                                                 1,748,139                3,188,080
Selling, general, and administrative expenses                2,491,562                2,671,346
                                                         -------------             ------------
(Loss) income from operations                                 (743,423)                 516,734
Other expense:
     Interest expense                                          238,841                  363,417
     Other                                                      (7,794)                   1,406
                                                         -------------             ------------
                                                               231,047                  364,823
                                                         -------------             ------------
(Loss) income  before provision for income taxes              (974,470)                 151,911
Income tax provision                                                 -                        -
                                                         -------------             ------------
Net (loss) income                                         $   (974,470)            $    151,911
                                                         =============             ============
Comprehensive (loss) income:
Net (loss) income                                         $   (974,470)            $    151,911
     Other comprehensive income (loss),
     Foreign currency translation adjustment                    67,788                  (45,014)
                                                         -------------             ------------
Comprehensive (loss) income                               $   (906,682)            $    106,897
                                                         =============             ============
(Loss) earnings  per share:
Basic                                                     $      (0.12)            $       0.02
Diluted                                                   $      (0.09)            $       0.01

Weighted average number of common shares outstanding:
Basic                                                        8,224,949                8,120,406
Common stock equivalents resulting from
warrants and options                                         3,014,380                4,045,345
                                                         -------------             ------------
Diluted                                                     11,239,329               12,165,751
                                                         =============             ============

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                          -------------------------------------
                                                              2003                     2002
                                                         -------------             ------------
Cash flows from operating activities:
Net (loss) income                                         $   (974,470)            $   151,911
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
    Depreciation and amortization                              236,770                 285,761
    Provision for bad debts                                     47,612                  85,519
    Compensation expense for stock options                           -                   9,900
    Other, net                                                   7,500                 (12,013)
    Changes in operating assets and liabilities:
      Accounts receivable, trade                            (1,085,762)             (1,012,955)
      Inventories                                            1,914,111                 936,130
      Prepaid expenses and other current assets               (221,040)               (193,559)
      Other assets                                                   -                  55,376
      Accounts payable, trade                                1,199,508                (470,709)
      Accrued expenses and other current liabilities          (482,434)               (475,767)
                                                         -------------             ------------
Net cash provided by (used in) operating activities            641,795                (640,406)
Cash flows for investing activities:
      Advances to stockholders, net                             (1,458)                      -
      Purchase of property and equipment                      (102,820)               (127,064)
                                                         -------------             ------------
Net cash used in investing activities                         (104,278)               (127,064)

Cash flows from financing activities:
    Net decrease in revolving loan  indebtedness               (89,252)               (367,647)
    Principal payments on notes payable and
    subordinated debt                                         (111,335)               (290,685)
    Common stock issued by exercise of options                       -                 595,624
                                                         -------------             ------------
Net cash (used in) financing activities                       (200,587)                (62,708)

Effect of exchange rate changes on cash                            612                 (45,014)

Net increase (decrease) in cash                                337,542                (875,192)
Cash, beginning of period                                      237,600                 976,585
                                                         -------------             ------------
Cash, end of period                                       $    575,142             $   101,393
                                                         =============             ============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                 $    235,723             $   371,087
                                                         =============             ============
   Cash paid for income taxes                             $      1,900             $         -
                                                         =============             ============


    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   UNAUDITED INTERIM FINANCIAL STATEMENTS
Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results, which ultimately may be achieved for the year.

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2003.

2.   INVENTORIES

                              March 31, 2003              December 31, 2002
                              --------------              -----------------
     Finished goods             $11,701,506                   $13,815,563
     Work in process                726,001                       510,264
     Raw materials                2,710,334                     2,726,125
                               ------------                --------------
                                $15,137,841                   $17,051,952
                               ------------                --------------

3.   BASIS OF PRESENTATION

Net Loss Per Share
Warrants and options issued by the Company are only included in the computation of weighted average number of shares, where their inclusion is not anti-dilutive. For the three months ended March 31, 2003, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
For the quarters ended March 31, 2003 and 2002, no provision for income taxes has been provided. The Company believes that, consistent with accounting principles generally accepted in the United States, it wasn't more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies. Accordingly, net deferred tax assets were offset with a valuation allowance.

4.  LASALLE INDEBTEDNESS

The LaSalle Credit Agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning defined minimum tangible net worth and debt service coverage. At March 31, 2003, the Company was not in compliance with a certain financial covenant. On May 20, 2003, LaSalle informed the Company that it would waive such violation upon completion of required documentation that will include certain modifications and amendments to the Credit Agreement.


5.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") NO. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends ABO Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro-forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow ABO Opinion No. 25 and the related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

6.  STOCK-BASED COMPENSATION

The Company has elected to follow APB Opinion NO. 25, Accounting for Stock Issued to Employee, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

Had the compensation cost for the Company's stock options plans been determined in accordance with SFAS No. 123, the Company's reported earnings per share for the three month periods ending March 31, 2003 and 2002, would differ by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)


GENERAL

    We are a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, non-asbestos friction lining, and a complete line of hydraulic parts. We believe that we are the leading supplier of "value line" brake parts (brake parts sold at prices below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America.(1)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Net sales for the three months ended March 31, 2003 decreased $2,393,132 or 13.8% over the same quarter in 2002 to $15,016,910. The decreased sales were a result of the absence of a new customer rollout which occurred in 2002, price deflation in the drum & rotor product segment and a general slow-down in economic activity partially offset by increases in commodity sales of non-brake part products.

Gross profit for the three months ended March 31, 2003 is $1,748,139 or 11.6% of net sales compared to $3,188,080 or 18.3% in the same period of 2002, a decrease of $1,439,941 or 45.2%. Reduced gross margins on the lower sales volume, under absorption of fixed overheads at the friction manufacturing facilities due to reduced production levels and start-up costs associated with the relocation of the rotor facility were partially offset by cost containment and reduction initiatives.

Selling, general and administrative expenses of $2,491,562 (16.6% of net sales) for the three months ended March 31, 2003 decreased by $179,784 when compared to $2,671,346 (15.3% of net sales) for the same period in 2002. This reduction was a result of reduced freight costs on the lower sales levels and cost containment and reduction initiatives.

Other expense for the three months ended March 31, 2003 decreased $133,776 to $231,047 from $364,823 for the same period of 2002. Interest expense decreased $ 124,576 from the same period in 2002 due to lower borrowing levels on the revolving line of credit coupled with lower interest rates.

Net loss for the three months ended March 31, 2003 was $974,470 compared to net income of $151,911 for the same period in 2002. The decrease in net income is attributed to reduced margins on lower sales, under absorption of manufacturing costs due to reduced production levels and start-up costs associated with the relocation of the rotor manufacturing facility offset by lower selling, general and administrative expenses and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities for the three months ended March 31, 2003 was $641,800 which was primarily due to (a) a reduction in inventories from December 31, 2002 of $1,914,100, (b) increase in accounts payable of $1,199,500,
(c) non-cash items consisting of depreciation and amortization of $237,000, offset by (e) the net loss for the period of $975,000, (f) an increase in accounts receivable of

-----------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected, also may not occur or may occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

$1,085,800, (d) reduction in accrued expenses of $482,400 primarily resulting from the payment of rebates accrued as of December 31, 2002 and (g) a decrease in prepaid expenses and other current assets of $221,000.

Net cash used in investing activities was $104,300, which is attributable primarily to leasehold improvements incurred in connection with the relocation of the rotor manufacturing from Cuba, MO into the Alsip, IL facility.

Net cash used by financing activities was $200,600, consisting primarily of reductions in borrowings under the Company's line of credit agreement of $89,300 and scheduled payments under term note and subordinated debt of $111,300.

The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

Future contractual obligations of the Company are as follows:

CONTRACTUAL                             NEXT 12                        AFTER
OBLIGATIONS              TOTAL          MONTHS        1 -3 YEARS      4 YEARS
-----------              -----          ------        ----------      -------
Revolving loan        $ 16,860,569   $         0     $ 16,860,569    $         0
--------------------------------------------------------------------------------
Subordinated debt     $  1,176,117   $    83,631     $  1,092,486    $         0
--------------------------------------------------------------------------------
Long-term debt        $    375,166   $   224,455     $    150,711    $         0
--------------------------------------------------------------------------------
Capital leases        $    299,855   $   134,595     $    165,260    $         0
--------------------------------------------------------------------------------
Other long-term
obligations           $     34,712   $    21,348     $     13,364    $         0
--------------------------------------------------------------------------------
Operating leases      $  6,115,524   $ 1,567,218     $  2,828,469    $ 1,719,837
--------------------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") NO. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends ABO Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro-forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow ABO Opinion No. 25 and the related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At March 31, 2003, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, the Company believes that the fair value is equivalent to the carrying value.

We believe the interest rate of seven percent (7.0%) on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the material reliability of the financial statements and other disclosures included in this report as well as to safeguard assets from unauthorized use or disposition. However, no cost effective systems of internal controls will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of the this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our systems of internal controls or other factors that could significantly affect these disclosure controls and procedures subsequent to the date of their evaluation.



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

                              UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                /s/ ARVIN SCOTT
                                ---------------
Date: May 20, 2003              Arvin Scott, Chief Executive Officer, President
                                (Principal Executive Officer)

                                /s/ ROBERT W. ZIMMER
                                --------------------
                                Robert W. Zimmer, Chief Financial Officer
                                (Principal Financial Officer)

                                /s/ PETER RIOFSKI
                                -----------------
                                Peter Riofski, Vice President & Controller
                                (Principal Accounting Officer)

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

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

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:    May 20, 2003

/s/ Arvin Scott
---------------

Arvin Scott
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Robert W. Zimmer, certify that:

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

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:    May 20, 2003

/s/  Robert W. Zimmer
---------------------

Robert W. Zimmer
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.