Form 10-Q
period 2003-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2003-08-14
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ___________to________
                         Commission file number 0-25198

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                              ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): Yes      No  X
                                                ---     ---

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of August 1, 2003 was 8,224,949 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                         Page(s)
------------------------------                                                         -------
   Item 1. Financial Statements

         Consolidated Balance Sheets
                  June 30, 2003 (Unaudited) and December 31, 2002                        3

         Consolidated Statements of Operations
                  (Unaudited) - for the six months ended
                  June 30, 2003 and 2002                                                 4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the six months ended
                  June 30, 2003 and 2002                                                 5

         Notes to Condensed Financial Statements (Unaudited)                             6 - 7

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                  8 - 10

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                     10

   Item 4. Controls and Procedures                                                       11

PART II. OTHER INFORMATION

   Items 1 through 5 are not applicable to the Company in this report                    11

   Item 6 - Exhibits and Reports on Form 8-K                                             11

   Signatures                                                                            11

EXHIBIT II - Computation of Earnings Per Share                                           12

EXHIBIT 31 Certificate of Chief Executive Officer                                        13

EXHIBIT 31 Certificate of Chief Financial Officer                                        14

EXHIBIT 32 Certificate of Chief Executive Officer and Chief Financial Officer            15


            UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS


                                                      June 30, 2003      December 31, 2002
                                                     ---------------     -----------------
                                                       (Unaudited)
                           Assets
Current assets:
Cash                                                   $      6,253      $    237,600
Accounts receivable - trade, net                         15,240,632        12,702,701
Inventories                                              13,493,783        17,051,952
Deferred income taxes                                       240,000           240,000
Prepaid expenses and other current assets                   309,590           215,987
                                                       ------------      ------------
                                                         29,290,258        30,448,240
                                                       ------------      ------------

Property and equipment, net                               4,220,519         4,175,208
                                                       ------------      ------------

Other assets:
Goodwill, net                                               480,498           480,498
Due from stockholders                                       357,412           345,296
Other assets                                                667,138           695,542
                                                       ------------      ------------
                                                          1,505,048         1,521,336
                                                       ------------      ------------
                                                       $ 35,015,825      $ 36,144,784
                                                       ============      ============
            Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade                                $ 10,199,930      $ 10,212,291
Accrued expenses and other current liabilities            2,733,434         2,608,466
Subordinated debenture, current portion                      83,631            84,020
Long-term indebtedness, current portion                     225,215           356,663
                                                       ------------      ------------
                                                         13,242,210        13,261,440
                                                       ------------      ------------
Long-term liabilities:
Revolving line of credit                                 16,539,624        16,949,821
Subordinated debenture, non-current portion               1,074,986         1,109,986
Long-term indebtedness, non-current portion                  58,028           110,510
Deferred rent expense                                        11,867            30,419
                                                       ------------      ------------
                                                         17,684,505        18,200,736
                                                       ------------      ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares,
$.01 par value, 201,438 shares of Series A and
100,000 shares of Series B issued and outstanding)            3,014             3,014

Common stock (authorized 30,000,000 shares,
$.01 par value, 8,224,949 shares issued and
outstanding 82,249 shares issued at June 30, 2003
and December 31, 2002)                                       82,249            82,249

Additional paid-in-capital                               15,208,441        15,208,441
Accumulated deficit                                     (10,603,993)       (9,644,606)
Accumulated other comprehensive loss                       (545,951)         (904,340)
Stock subscription receivable                               (54,650)          (62,150)
                                                       ------------      ------------
                                                          4,089,110         4,682,608
                                                       ------------      ------------
                                                       $ 35,015,825      $ 36,144,784
                                                       ============      ============


    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                     2003               2002           2003             2002
                                                     ----               ----           ----             ----
Net sales                                         $ 17,838,657       $ 20,424,405   $ 32,855,567     $ 38,068,722
Cost of sales                                       15,203,203         16,424,626     28,471,974       30,852,829
                                                ------------------------------------------------------------------
Gross profit                                         2,635,454          3,999,779      4,383,593        7,215,893
Selling, general, and administrative expenses        2,374,812          3,093,790      4,866,374        5,792,514
                                                ------------------------------------------------------------------
Income (loss) from operations                          260,642            905,989       (482,781)       1,423,379
Other expense:
     Interest expense                                  249,247            403,415        488,088          754,243
     Other                                              (3,688)           (14,651)       (11,482)               -
                                                ------------------------------------------------------------------
                                                       245,559            388,764        476,606          754,243
                                                ------------------------------------------------------------------

Income (loss) before provision for income taxes         15,083            517,225       (959,387)         669,136

Income tax provision                                         -                  -              -                -
                                                ------------------------------------------------------------------
Net income (loss)                                     $ 15,083          $ 517,225     $ (959,387)       $ 669,136
                                                ==================================================================


Comprehensive income (loss):
Net income (loss)                                     $ 15,083          $ 517,225     $ (959,387)       $ 669,136
     Other comprehensive income (loss),
     Foreign currency translation adjustment           290,571            137,634        358,389           92,620
                                                ------------------------------------------------------------------
Comprehensive income (loss)                          $ 305,654          $ 654,859     $ (600,998)       $ 761,756
                                                ==================================================================

Earnings (Loss) per share:

Basic                                                  $  0.00            $  0.06        $ (0.12)         $  0.08
Diluted                                                $  0.00            $  0.05        $ (0.12)         $  0.06

Weighted average number of common shares outstanding:

Basic                                                8,224,949          8,185,921      8,224,949        8,170,955
Common stock equivalents resulting from
warrants and options                                 3,979,342          2,781,181      3,979,342        3,051,294
                                                ------------------------------------------------------------------
Diluted                                             12,204,291         10,967,102     12,204,291       11,222,249
                                                ==================================================================

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Six Months Ended June 30,
                                                                ----------------------------
                                                                    2003             2002
                                                                -----------      -----------
Cash flows from operating activities:
Net income (loss)                                               $  (959,387)     $   669,136
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
    Depreciation and amortization                                   572,464          687,944
    Provision for bad debts                                         169,097          169,369
    Compensation expense for stock options                                -           19,800
    Other, net                                                        7,500                -
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                 (2,627,028)      (4,322,165)
      Inventories                                                 3,558,169          860,189
      Prepaid expenses and other current assets                    (246,625)        (154,760)
      Accounts payable, trade                                       (12,361)         642,356
      Accrued expenses and other current liabilities                106,415         (544,494)
                                                                -----------      -----------
Net cash provided by (used in) operating activities                 568,244       (1,972,625)

Cash flows for investing activities:
     Advances on notes receivable, net                                9,423            2,500
     Purchase of property and equipment                            (166,937)        (515,621)
                                                                -----------      -----------
Net cash used in investing activities                              (157,514)        (513,121)

Cash flows from financing activities:
     Net increase (decrease) in revolving loan                     (410,198)       1,653,234
      indebtedness
    Net Principal payments on                                      (219,317)        (577,405)
    notes payable and subordinated debt
    Common stock issued by exercise of options and warrants               -          601,623
                                                                -----------      -----------
Net cash (used in) provided by financing activities                (629,515)       1,677,452

Effect of exchange rate changes on cash                             (12,562)          92,620

Net decrease in cash                                               (231,347)        (715,674)
Cash, beginning of period                                           237,600          976,585
                                                                -----------      -----------
Cash, end of period                                             $     6,253      $   260,911
                                                                ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                       $   531,929      $   807,517
                                                                ===========      ===========
   Cash paid for income taxes                                   $     7,403      $         -
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

In the opinion of our management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2003.

2.   INVENTORIES


                         June 30, 2003           December 31, 2002
                         -------------           -----------------
Finished goods            $10,598,630             $13,815,563
Work in process               519,951                 510,264
Raw materials               2,375,202               2,726,125
                          -----------             -----------
                          $13,493,783             $17,051,952
                          ===========             ===========

3. BASIS OF PRESENTATION

Net Loss Per Share

Warrants and options issued by us are only included in the computation of weighted average number of shares where their inclusion is not anti-dilutive. For the six months ended June 30, 2003, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes

For the quarters ended June 30, 2003 and 2002, no provision for income taxes has been provided. We believe that, consistent with accounting principles generally accepted in the United States, it was not more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies. Accordingly, net deferred tax assets were offset with a valuation allowance.

4. LASALLE INDEBTEDNESS

The LaSalle Credit Agreement contains certain limitations on dividends and capital expenditures and requires us to satisfy certain financial tests concerning defined minimum tangible net worth and debt service coverage. At June 30, 2003, we were in compliance with all financial covenants.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") NO. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends ABO Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro-forma information on a quarterly basis. We have elected to adopt the disclosure-only provisions of SFAS No. 148 and will continue to follow ABO Opinion No. 25 and the related interpretations in accounting for the stock options granted to our employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

6. STOCK-BASED COMPENSATION

We have elected to follow APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

Had the compensation cost for our stock options plans been determined in accordance with SFAS No. 123, our reported earnings per share for the three month periods ending June 30, 2003 and 2002, would differ by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)


GENERAL

    We are a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, non-asbestos friction lining and a complete line of hydraulic parts. We believe that we are the leading supplier of "value line" brake parts (brake parts sold at prices below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America.(1)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Net sales for the three months ended June 30, 2003 decreased $2,585,748 or 12.7% under the same quarter in 2002 to $17,838,657. The decreased sales were a result of a temporary disruption in the supply-chain for products imported from China coupled with a general slow-down in economic activity, partially offset by increases in commodity sales of non-brake part products.

Gross profit for the three months ended June 30, 2003 is $2,635,454 or 14.8% of net sales compared to $3,999,779 or 19.6% in the same period of 2002, a decrease of $1,364,325 or 34.1%. Reduced gross margins on the lower sales volume and the under absorption of fixed overhead at the friction manufacturing facilities due to reduced production levels were partially offset by cost containment and reduction initiatives.

Selling, general and administrative expenses of $2,374,812 (13.3% of net sales) for the three months ended June 30, 2003 decreased by $718,978 when compared to $3,093,790 (15.1% of net sales) for the same period in 2002. The 23.2% reduction was a result of reduced freight and commission costs on the lower sales levels, cost containment and reduction initiatives and the absence of a $174,900 charge to income incurred during the quarter ended June 30, 2002 resulting from the cancellation of a strategic supply agreement with Creative Friction LLC.

Total other expense for the three months ended June 30, 2003 decreased $143,205 to $245,559 from $388,764 for the same period of 2002. Of this total, interest expense decreased $154,168 from the same period in 2002 due to lower borrowing levels on the revolving line of credit coupled with lower interest rates.

Net income for the three months ended June 30, 2003 was $15,083 compared to net income of $517,225 for the same period in 2002. The decrease in net income is attributed to reduced margins on lower sales and under absorption of manufacturing costs due to reduced production levels offset by lower selling, general and administrative expenses and reduced interest expense.


--------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which we expected, also may not occur or may occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2003 decreased $5,213,155 or 13.7% under the same period in 2002 to $32,855,567. The decreased sales were a result of a temporary disruption in the supply-chain for products imported from China coupled with a general slow-down in economic activity partially offset by increases in commodity sales of non-brake part products.

Gross profit for the six months ended June 30, 2003 is $4,383,593 or 13.3% of net sales compared to $7,215,893 or 19.0% in the same period of 2002, a decrease of $2,832,300 or 39.3%. Reduced gross margins on the lower sales volume and the under absorption of fixed overhead at the friction manufacturing facilities due to reduced production levels were partially offset by cost containment and reduction initiatives.

Selling, general and administrative expenses of $4,866,374 (14.8% of net sales) for the six months ended June 30, 2003 decreased by $926,140 when compared to $5,792,514 (15.2% of net sales) for the same period in 2002. The 16.0% reduction was a result of reduced freight and commission costs on the lower sales levels, cost containment and reduction initiatives and the absence of a $174,900 charge to income incurred during the prior period resulting from the cancellation of a strategic supply agreement with Creative Friction LLC.

Total Other Expense for the six months ended June 30, 2003 decreased $277,637 to $476,606 from $754,243 for the same period of 2002. Of this total, interest expense decreased $266,155 from the same period in 2002 due to lower borrowing levels on the revolving line of credit coupled with lower interest rates.

Net loss for the six months ended June 30, 2003 was $959,387 compared to net income of $669,136 for the same period in 2002. The decrease in net income is attributed to reduced margins on lower sales and under absorption of manufacturing costs due to reduced production levels offset by lower selling, general and administrative expenses and reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities for the six months ended June 30, 2003 was $568,244 which was primarily due to (a) a reduction in inventories of $3,558,169 and (b) non-cash items consisting of depreciation and amortization of $572,464, offset by (c) the net loss for the period of $959,387, (d) an increase in net accounts receivable of $2,457,931, (e) increase in accrued expenses of $106,415, (f) a decrease in prepaid expenses and other current assets of $239,125 and (g) a decrease in accounts payable of $12,361.

Net cash used in investing activities was $157,514 which is attributable primarily to leasehold improvements incurred in connection with the relocation of the rotor manufacturing from Cuba, MO into our Alsip, IL facility.

Net cash used by financing activities was $629,515, consisting primarily of reductions in borrowings under our line of credit agreement of $410,198 and scheduled payments under term note and subordinated debt of $219,317.

We expect to continue to finance our operations through cash flow generated from operations, borrowings under our bank lines of credit and obtaining credit from our suppliers, and possibly additional unsecured lines of credit.

Future contractual obligations of the Company are as follows:



                                    PAYMENTS DUE BY PERIOD 06/30/04
                      -------------------------------------------------------------
CONTRACTUAL                               NEXT                           AFTER
OBLIGATIONS              TOTAL         12 MONTHS      1 -3 YEARS        4 YEARS
-----------              -----         ---------      ----------        -------
Revolving loan        $16,539,624     $         0     $16,539,624     $         0
Subordinated debt     $ 1,158,617     $    83,631     $ 1,074,986     $         0
Long-term debt        $    94,596     $    94,596     $         -     $         0
Capital leases        $   183,280     $   125,621     $    52,923     $     4,736
Other long-term
obligations           $     5,367     $     4,998     $       369     $         0
Operating leases      $ 4,556,718     $ 1,430,252     $ 1,705,197     $ 1,421,269




SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") NO. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends ABO Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro-forma information on a quarterly basis. We have elected to adopt the disclosure-only provisions of SFAS No. 148 and will continue to follow ABO Opinion No. 25 and the related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At June 30, 2003, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value.

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



PART II  OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a) (i)    Exhibit II - Computation of Earnings Per Share

     (ii) Exhibit 31 - Certifications Required by Rule 13(a)-14(a) under the Securities Exchange Act of 1934

     (iii) Exhibit 32 - Certifications Required by Rule 13(a)-14(b) under the Securities Exchange Act of 1934 (Sarbanes-Oxley Act of 2002, Section
            906)

 b) The Company filed a form 8-K on May 22, 2003 wherein we reported information under Item 12.




                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                      /s/ ARVIN SCOTT
                                      ------------------------------------------
Date: August 13, 2003                 Arvin Scott, Chief Executive Officer,
                                      President
                                      (Principal Executive Officer)



                                      /s/  ROBERT W. ZIMMER
                                      ------------------------------------------
                                      Robert W. Zimmer, Chief Financial Officer
                                      (Principal Financial Officer)


                                      /s/ PETER RIOFSKI
                                      ------------------------------------------
                                      Peter Riofski, Vice President & Controller
                                      (Principal Accounting Officer)