Form 10-Q
period 2003-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2003-11-14
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to________
                         Commission file number 0-25198

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


The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of September 30, 2003 was 8,560,797 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                                  Page(s)
                                                                                  -------
   Item 1. Financial Statements

         Consolidated Balance Sheets
                  September 30, 2003 (Unaudited) and December 31, 2002                  3

         Consolidated Statements of Operations
                  (Unaudited) - For the nine months ended
                  September 30, 2003 and 2002                                           4

         Consolidated Statements of Cash Flows
                  (Unaudited) - For the nine months ended
                  September 30, 2003 and 2002                                           5

         Notes to Condensed Financial Statements (Unaudited)                        6 - 7

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              8 - 10

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                   10

   Item 4.  Controls and Procedures 11

PART II.  OTHER INFORMATION

   Items 1, 3, and 5 are not applicable to the Company in this report                  11

   Item 2 - Changes in Securities and Use of Proceeds                                  11

   Item 4 - Submission of Matters to a Vote of Security Holders                        11

   Item 6 - Exhibits and Reports on Form 8-K                                           12

   Signatures                                                                          12

EXHIBIT II - Computation of Earnings Per Share                                         13

EXHIBIT 31.1 Certificate of Chief Executive Officer                                    14

EXHIBIT 31.2 Certificate of Chief Financial Officer                                    15

EXHIBIT 32 Certificate of Chief Executive Officer and Chief Financial Officer          16

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                       September 30, 2003     December 31, 2002
                                                                       ------------------     -----------------
                                                                           (Unaudited)
                          Assets
Current assets:
Cash                                                                      $    110,143           $    237,600
Accounts receivable - trade, net                                            12,110,754             12,702,701
Inventories                                                                 13,810,170             17,051,952
Deferred income taxes                                                          240,000                240,000
Prepaid expenses and other current assets                                      291,550                215,987
                                                                          ------------           ------------
                                                                            26,562,617             30,448,240
                                                                          ------------           ------------

Property and equipment , net                                                 4,029,554              4,175,208
                                                                          ------------           ------------

Other assets:
Goodwill, net                                                                  480,498                480,498
Due from stockholders                                                          361,539                345,296
Other assets                                                                   941,422                695,542
                                                                          ------------           ------------
                                                                             1,783,459              1,521,336
                                                                          ------------           ------------
                                                                          $ 32,375,630           $ 36,144,784
                                                                          ============           ============
            Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable, trade                                                   $ 10,063,061           $ 10,212,291
Accrued expenses and other current liabilities                               2,954,693              2,608,466
Subordinated debenture, current portion                                         71,770                 84,020
Long-term indebtedness, current portion                                        177,091                356,663
                                                                          ------------           ------------
                                                                            13,266,615             13,261,440
                                                                          ------------           ------------
Long-term liabilities:
Revolving line of credit                                                    13,435,819             16,949,821
Subordinated debenture, non-current portion                                  2,200,549              1,109,986
Long-term indebtedness, non-current portion                                     36,183                110,510
Deferred rent expense                                                           39,694                 30,419
                                                                          ------------           ------------
                                                                            15,712,245             18,200,736
                                                                          ------------           ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares, $.01 par value,
201,438 shares of Series A and 100,000 shares of Series B issued
and outstanding)                                                                 3,014                  3,014

Common stock (authorized 30,000,000 shares, $.01 par value,
8,560,797 shares issued and outstanding at September 30, 2003
and 8,224,949 at December 31, 2002)                                             85,608                 82,249
Additional paid-in-capital                                                  15,373,008             15,208,441
Accumulated deficit                                                        (11,416,210)            (9,644,606)
Accumulated other comprehensive loss                                          (595,500)              (904,340)
Stock subscription receivable                                                  (53,150)               (62,150)
                                                                          ------------           ------------
                                                                             3,396,770              4,682,608
                                                                          ------------           ------------
                                                                          $ 32,375,630           $ 36,144,784
                                                                          ============           ============


    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                                  2003               2002               2003               2002
                                                                  ----               ----               ----               ----
Net sales                                                     $ 14,083,051       $ 17,146,536       $ 46,938,618       $ 55,215,258
Cost of sales                                                   12,176,229         13,940,213         40,648,203         44,793,042
                                                              ---------------------------------------------------------------------
Gross profit                                                     1,906,822          3,206,323          6,290,415         10,422,216
Selling, general, and administrative expenses                    2,457,024          2,855,154          7,323,398          8,472,768
                                                              ---------------------------------------------------------------------
Income (loss) from operations                                     (550,202)           351,169         (1,032,983)         1,949,448
Other expense:
     Interest expense                                              284,816            352,713            772,904          1,106,956
     Other                                                         (22,801)           (13,529)           (34,283)           161,371
                                                              ---------------------------------------------------------------------
                                                                   262,015            339,184            738,621          1,268,327
                                                              ---------------------------------------------------------------------

Income (loss) before provision for income taxes                   (812,217)            11,985         (1,771,604)           681,121

Income tax provision                                                     -                  -                  -                  -
                                                              ---------------------------------------------------------------------
Net income (loss)                                             $   (812,217)      $     11,985       $ (1,771,604)      $    681,121
                                                              =====================================================================

Comprehensive income (loss) :
Net income (loss)                                             $   (812,217)      $     11,985       $ (1,771,604)      $    681,121
     Other comprehensive income (loss),
     Foreign currency translation adjustments                      (49,549)          (101,371)           308,840             (8,751)
                                                              ---------------------------------------------------------------------
Comprehensive income (loss)                                   $   (861,766)      $    (89,386)      $ (1,462,764)      $    672,370
                                                              =====================================================================
Earnings (Loss) per share:

Basic                                                         $      (0.09)      $       0.00       $      (0.21)      $       0.08
Diluted                                                       $      (0.09)      $       0.00       $      (0.21)      $       0.08

Weighted average number of common shares outstanding:

Basic                                                            8,437,589          8,220,949          8,296,608          8,187,803
Common stock equivalents resulting from
warrants and options                                                     -          3,014,380                  -          3,377,640
                                                              ---------------------------------------------------------------------
Diluted                                                          8,437,589         11,235,329          8,296,608         11,565,443
                                                              =====================================================================


    The accompanying notes are an integral part of the financial statements.

                                                                                  Nine Months Ended September 30,
                                                                               ------------------------------------
                                                                                   2003                    2002
                                                                                   ----                    ----
Cash flows from operating activities:
Net income (loss)                                                              $(1,771,604)             $   681,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                  885,192                1,025,215
    Provision for bad debts                                                        245,571                  294,674
    Compensation expense for stock options                                               -                   19,800
Changes in operating assets and liabilities:
    Accounts receivable, trade                                                     426,376                 (313,672)
    Inventories                                                                  3,241,782               (2,618,428)
    Prepaid expenses and other current assets                                     (525,759)                 (38,635)
    Accounts payable, trade                                                       (149,230)                 488,046
    Accrued expenses and other current liabilities                                 268,164                   53,058
                                                                               -----------              -----------
Net cash provided by (used in) operating activities                              2,620,492                 (408,821)

Cash flows for investing activities:
    Payments on notes receivable                                                     5,500                    2,500
    Increase in investments, reflected with other assets                           (25,000)                       -
    Purchase of property and equipment                                            (337,244)                (459,321)
                                                                               -----------              -----------
Net cash used in investing activities                                             (356,744)                (456,821)

Cash flows from financing activities:
    Net increase (decrease) in revolving loan indebtedness                      (3,514,002)                  24,749
    Payments on notes payable and subordinated debt                               (329,202)                (694,290)
    Proceeds from subordinated debt                                              1,240,000                        -
    Proceeds from excercise of options                                             167,925                  601,623
                                                                               -----------              -----------
Net cash (used in) provided by financing activities                             (2,435,279)                 (67,918)

Effect of exchange rate changes on cash                                             44,074                   (8,751)
                                                                               -----------              -----------

Net decrease in cash                                                              (127,457)                (942,311)
Cash, beginning of period                                                          237,600                  976,585
                                                                               -----------              -----------
Cash, end of period                                                            $   110,143              $    34,274
                                                                               ===========              ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                     $   841,695              $ 1,193,200
                                                                               ===========              ===========
    Cash paid for income taxes                                                 $         -              $    56,107
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

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2003.

2.   INVENTORIES

                               SEPTEMBER 30, 2003        DECEMBER 31, 2002

Finished goods                  $      10,966,117         $     13,815,563
Work in process                           574,588                  510,264
Raw materials                           2,269,465                2,726,125
                               --------------------------------------------
                                $      13,810,170         $     17,051,952
                               ============================================

3.   BASIS OF PRESENTATION

Net Loss Per Share
Warrants and options issued by us are only included in the computation of weighted average number of shares where their inclusion is not anti-dilutive. For the nine months ended September 30, 2003, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
For the quarters ended September 30, 2003 and 2002, no provision for income taxes has been provided. We believe that, consistent with accounting principles generally accepted in the United States, it was not more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies. Accordingly, net deferred tax assets were offset with a valuation allowance.

4.  LASALLE INDEBTEDNESS

The LaSalle Credit Agreement contains certain limitations on dividends and capital expenditures and requires us to satisfy a defined minimum tangible net worth. At September 30, 2003, we were in compliance with this financial covenant. In June 2003, the credit agreement was extended to May 31, 2005.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro-forma information on a quarterly basis. We have elected to adopt the disclosure-only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and the related interpretations in accounting for the stock options granted to our employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

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

Had the compensation cost for our stock options plans been determined in accordance with SFAS No. 123, our reported earnings per share for the three month periods ending September 30, 2003 and 2002, would differ by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method.

7.  CONTINGENCIES

The company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or if not covered, would not have a material effect on the Company's financial position, results of operations, or liquidity.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Net sales for the three months ended September 30, 2003 decreased $3,064,485 or 17.9% under the same quarter in 2002 to $14,083,051. The decreased sales were a result of a temporary disruption in the supply-chain for products imported from China, the loss of a major customer coupled with a general slow-down in economic activity, partially offset by increases in commodity sales of non-brake part products.

Gross profit for the three months ended September 30, 2003 is $1,906,822 or 13.5% of net sales compared to $3,206,323 or 18.7% in the same period of 2002, a decrease of $1,299,501 or 40.5%. Reduced gross margins on the lower sales volume and the under absorption of fixed overhead at our manufacturing facilities due to reduced production levels were partially offset by cost containment and expense reduction initiatives.

Selling, general and administrative expenses of $2,457,024 (17.5% of net sales) for the three months ended September 30, 2003 decreased by $398,130 when compared to $2,855,154 (16.7% of net sales) for the same period in 2002. The 13.9% reduction was a result of reduced freight and commission costs on the lower sales levels and cost containment and expense reduction initiatives.

Total other expense for the three months ended September 30, 2003 decreased $77,169 to $262,015 from $339,184 for the same period of 2002. Of this total, interest expense decreased $67,897 from the same period in 2002 due to lower borrowing levels on the revolving line of credit coupled with lower interest rates.

Net loss for the three months ended September 30, 2003 was $812,217 compared to net income of $11,985 for the same period in 2002. The decrease in net income is attributed to reduced margins on lower sales and under absorption of manufacturing costs due to reduced production levels offset by lower selling, general and administrative expenses and reduced interest expense.





-------------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which we expected, also may not occur or may occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 decreased $8,276,640 or 15.0% under the same period in 2002 to $46,938,618. The decreased sales were a result of a temporary disruption in the supply-chain for products imported from China, the loss of a major customer coupled with a general slow-down in economic activity partially offset by increases in commodity sales of non-brake part products.

Gross profit for the nine months ended September 30, 2003 is $6,290,415 or 13.4% of net sales compared to $10,422,216 or 18.9% in the same period of 2002, a decrease of $4,131,801 or 39.6%. Reduced gross margins on the lower sales volume and the under absorption of fixed overhead at the friction manufacturing facilities due to reduced production levels and start-up expenses relating to the relocation of the rotor manufacturing facility were partially offset by cost containment and reduction initiatives.

Selling, general and administrative expenses of $7,323,398 or 15.6% of net sales for the nine months ended September 30, 2003 decreased by $1,149,370 when compared to $8,472,768 or 15.3% of net sales for the same period in 2002. The 13.6% reduction was a result of reduced freight and commission costs on the lower sales levels, cost containment and reduction initiatives.

Total Other Expense for the nine months ended September 30, 2003 decreased $529,706 to $738,621 from $1,268,327 for the same period of 2002. Of this total, interest expense decreased $334,052 from the same period in 2002 due to lower borrowing levels on the revolving line of credit coupled with lower interest rates, and the absence of a $162,500 charge to income, incurred during the prior period, resulting from the cancellation of a strategic supply agreement with Creative Friction LLC.

Net loss for the nine months ended September 30, 2003 was $1,771,604 compared to net income of $681,121 for the same period in 2002. The decrease in net income is attributed to reduced margins on lower sales and under absorption of manufacturing costs due to reduced production levels and start-up expenses relating to the relocation of the rotor facility offset by lower selling, general and administrative expenses and reduced other expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities for the nine months ended September 30, 2003 was $2,620,492 which was primarily due to (a) a reduction in inventories of $3,241,782 and (b) non-cash items consisting of depreciation and amortization of $885,192, (c) reduction in net accounts receivable of $426,376 and (d) decrease in accrued expenses and other assets of $268,164 offset by (e) the net loss for the period of $1,771,604, (f) an increase in accounts payable of $149,230, and (g) an increase in prepaid and other current assets of $540,360.

Net cash used in investing activities was $356,744 which is attributable primarily to leasehold improvements incurred in connection with the relocation of the rotor manufacturing from Cuba, MO into our Alsip, IL facility, and the acquisition of tooling and patterns for the Brampton, Ontario friction facility.

Net cash used by financing activities was $2,435,279, consisting primarily of reductions in borrowings under our line of credit agreement of $3,514,002 and scheduled payments under term notes of $329,202 offset by proceeds from subordinated debt of $1,240,000 and proceeds from the exercise of options of $167,925.

We expect to continue to finance our operations through cash flow generated from operations, borrowings under our bank lines of credit and obtaining credit from our suppliers, and possibly additional unsecured lines of credit. In June 2003 our credit facility was amended to provide for a revised due date of May 31, 2005.

Future contractual obligations of the Company are as follows:

                         PAYMENTS DUE BY PERIOD 09/30/03


CONTRACTUAL                                     NEXT                              AFTER
OBLIGATIONS                     TOTAL         12 MONTHS         1-3 YEARS        4 YEARS
-----------                     -----         ----------       -----------      ----------
Revolving loan               $13,435,819      $        0       $13,435,819      $        0
Subordinated debt              2,272,319          71,770         2,200,549               0
Long-term debt                    56,718          56,718                 0               0
Capital leases                   156,556         120,373            36,183               0
Operating leases               4,571,030       1,468,950         1,450,647       1,651,433
                             -----------      ----------       -----------      ----------
Total                        $20,492,442      $1,717,811       $17,123,198      $1,651,433
                             ===========      ==========       ===========      ==========


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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro-forma information on a quarterly basis. We have elected to adopt the disclosure-only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and the related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At September 30, 2003, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value.

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

PART II  OTHER INFORMATION

ITEMS 1, 3, AND 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2003 we sold shares of our Common stock (the "shares") in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). During the quarter, we issued 240,000 shares to two persons in connection with the exercise of warrants. We did not use the services of any finders or securities broker-dealers in connection with the issuance of these shares. We believe that all Shares issued in these transactions are exempt from registration under the Securities Act by virtue of
Section 4(2) of the Securities Act.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 18, 2003 Universal Automotive Industries, Inc. held its annual meeting of shareholders. Present at this meeting, in person and by proxy, were shareholders representing 7,862,282 of the 11,239,329 issued and outstanding shares of voting securities consisting of 8,224,949 shares of Common Stock, 201,438 shares of Series A Preferred Stock, which have voting rights equivalent to 2,014,380 shares of Common Stock and 100,000 shares of Series B Preferred Stock, which have voting rights equivalent to 1,000,000 shares of Common Stock, at the date of record (69.95% of the total number of shares of voting securities outstanding and entitled to vote). The following items were voted upon at the meeting:

     A) The following Directors were elected to the Board:

NAME                    VOTES FOR(2)     VOTES AGAINST     VOTES WITHHELD
----                    ------------     -------------     --------------
M. Catherine Jaros        7,848,482            0               13,800
Dennis Kessler            7,848,482            0               13,800
Sheldon Robinson          7,791,482            0               70,800
Arvin Scott               7,791,482            0               70,800
Yehuda Tzur               7,791,482            0               70,800
Zemin Xu                  7,848,432            0               13,850
Alan Zeffer               7,848,482            0               13,800


----------------------

(2) Includes 2,014, 380 votes of the holders of Series A Preferred Stock and 1,000,000 votes of the holders of Series B Preferred Stock.

     B) An amendment to the Universal Automotive Industries, Inc. Share Option Plan was approved to increase the number of shares available for issuance to 2,500,000 from 1,400,000. Holders of Common Stock holding 4,847,902 shares, holders of 2,014,380 shares of Series A Preferred Stock having 2,014,380 votes and holders of 1,000 shares of Series B Preferred Stock having 1,000,000 votes cast their votes in favor of the amendment, no votes were cast against, and no shares abstained from voting.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  (i)   Exhibit 11 -    Computation of Earnings Per Share
    (ii) Exhibit 31.1 - Certifications of Chief Executive Officer required by Rule 13(a)-14(b) under the Securities Exchange Act of 1934
    (iii) Exhibit 31.2 - Certifications of Chief Financial Officer required by Rule 13(a)-14(b) under the Securities Exchange Act of 1934
    (iv) Exhibit 32 - Certifications Required by Rule 13(a)-14(b) under the Securities Exchange Act of 1934 (Sarbanes-Oxley Act of 2002, Section
          906)

b) The Company filed forms 8-K on May 22, 2003 wherein we reported information under Item 12 and on September 24, 2003 wherein we filed an exhibit under
Item 7.











                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                 /s/ ARVIN SCOTT
                                 ---------------
Date: November 14, 2003          Arvin Scott, Chief Executive Officer, President
                                 (Principal Executive Officer)

                                 /s/ ROBERT W. ZIMMER
                                 --------------------
                                 Robert W. Zimmer, Chief Financial Officer
                                 (Principal Financial Officer)