Form 10-K/A
period 2002-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2003-12-18
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A-1

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

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART II....................................................................................................
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........
PART IV....................................................................................................
     Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

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

------------------------------
            (1) Some of the statements included in Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

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

Year Ended December 2000 Compared to the Year Ended December 31, 1999

         Net sales for the year ended December 31, 2000 increased $2,192,000 or 3.2% to $69,944,000 as compared to $67,752,000 for the year ended December 31, 1999. This increase was achieved in spite of lower commodity sales ($1,782,000 reduction from 1999 levels) and the lack of Canadian distribution business sales ($6,141,000) that was sold as of December 31, 1999. Sales of US brake parts for the year ended December 31, 2000 increased $10,115,000 or 18.2% over the same 1999 period due primarily to the addition of Pep Boys, a major new customer, and increased sales of friction product. We believe that approximately $4,000,000 of this amount is attributable to this new customer.

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

         LaSalle has agreed to extend our bank line of credit though May 12, 2004. We intend to extend or refinance this credit facility. In the event that there is an unpaid balance due at maturity and we are unable to either extend or refinance the credit facility, we may be materially and adversely affected.

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

         Our future contractual obligations are as follows:

     CONTRACTUAL                          NEXT                         AFTER
     OBLIGATIONS           TOTAL        12 MONTHS     1-3 YEARS       4 YEARS
                        ------------   -----------   ------------   ------------
Revolving loan          $ 16,949,821   $        --   $ 16,949,821   $        --
Subordinated debt          1,194,006        84,020      1,109,986            --
Long-term debt               206,826       206,826             --
Capital leases               245,935       138,536         98,246         9,153
Other long-term
 obligations                  14,412        11,301          3,111            --
Operating leases           5,143,149     1,417,818      2,032,770     1,692,561

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

CRITICAL ACCOUNTING POLICIES; RECENT ACCOUNTING PRONOUNCEMENTS

         Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and assumptions. Management uses historical experience and all available information to make these estimates and assumptions, and different amounts could be reported using different assumptions and estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period. If a customer's financial condition were to deteriorate, additional allowances that may be required could have a material adverse impact on our financial statements.

         Reserve for Inventory Obsolescence. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates. If actual market conditions are less favorable than those projected by management causing usage rates to vary from those estimated, additional inventory write-downs may be required; however these would not be expected to have a material adverse impact on our financial statements.

         Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by product failure rates. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required; however these would not be expected to have a material adverse impact on our financial statements.

         In addition, in the event that our financial condition deteriorates to such a point that under GAAP there is a significant question regarding our ability to continue as a going concern, then the carrying value of our assets could become impaired. The assets which could be impaired include inventory, property and equipment and goodwill, as well as other assets. The goodwill, as reflected on our balance sheet, relates to certain of our operating facilities. If these operating facilities were to be closed or sold, the goodwill related to these facilities and their related operations could become impaired.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index of financial statements, financial statement schedules and exhibits:

        (1)  Financial Statements:

                 UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.:

Independent Auditors' Reports.....................................   F-1 to F-1B
Consolidated Balance Sheets as of December 31, 2002 and 2001......   F-2
Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000..................................   F-3
Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2002, 2001 and 20009.............   F-4 to F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999..................................   F-6 to F-7
Notes to Consolidated Financial Statements........................   F-8 to F-18

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

10(v)         Consulting Agreement between Universal Automotive Industries, Inc.
              and EBI Securities Corporation dated May 6, 1999 (Exhibit 4.1 to our Registration Statement on Form S-3 (No. 333-45538) filed with the SEC on September 11, 2001)*
10(w)         Credit Agreement by and between LaSalle National Bank and
              Universal Automotive Industries, Inc. dated as of July 14, 1997
              (Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 17, 2001)*
10(x)         Debenture Purchase Agreement between Universal Automotive
              Industries, Inc. and Sirrom Capital Corporation dated July 11,
              1997 (Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 17, 2001)*
10(y)         Preferred Stock Agreement dated October 30, 2001 by and between
              Universal Automotive Industries, Inc. and FINOVA Mezzanine
              Capital, Inc. (Exhibit 10(y) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*
10(z)         Preferred Stock Voting Agreement dated December 5, 2001. (Exhibit
              10(z) to our Form 10-K Annual Report filed with the SEC on April
              1, 2002)*
10(aa)        First Amendment to Debenture Purchase Agreement dated as of
              October 30, 2001 by and between Universal Automotive Industries,
              Inc. and FINOVA Mezzanine Capital, Inc. (Exhibit 10(aa) to our
              Form 10-K Annual Report filed with the SEC on April 1, 2002)*
10(ab)        First Amendment to Universal Automotive Industries, Inc. 12.25%
              Subordinated Debenture due July 11, 2002 (Exhibit 10(ab) to our
              Form 10-K Annual Report filed with the SEC on April 1, 2002)*
10(ac)        Prepayment Agreement dated as of October 30, 2001 between
              Universal Automotive Industries, Inc. and FINOVA Mezzanine
              Capital, Inc. (Exhibit 10(ac) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*
10(ah)        Investment Banking Agreement dated as of November 30, 2001 by and between Universal Automotive Industries, Inc. and J.P. Turner &
              Company, L.L.C. (Exhibit 10(ah) to our Form 10-K Annual Report
              filed with the SEC on April 1, 2002)*
10(ai)        Corporate Consulting Agreement dated October 16, 2001 by and between Universal Automotive Industries, Inc. and Schneider
              Securities, Inc. (Exhibit 10(ai) to our Form 10-K Annual Report
              filed with the SEC on April 1, 2002)*
10(aj)        Investment Banking Agreement dated May 28, 2002 by and between
              Universal Automotive Industries, Inc and Rockwell Asset Management
              Company, Inc. (previously filed with this Form 10-K Annual Report)
21            Subsidiaries of the Registrant (previously filed with this Form
              10-K Annual Report
23(a)         Consent of Ernst and Young LLP
23(b)         Consent of Altschuler, Melvoin and Glasser LLP
31(a)         Certification of the Chief Executive Officer
31(b)         Certification of the Chief Financial Officer
32            Section 1350 Certifications

* These exhibits are incorporated herein by reference to the report referenced after each exhibit next to which an asterisk appears.

    + Indicates executive compensation plans and arrangements.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

By: /s/ Arvin Scott
------------------------------------
Arvin Scott, Chief Executive Officer

Date:  December 17, 2003

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                                TABLE OF CONTENTS
                           DECEMBER 31, 2002 AND 2001

                                                                             PAGE
INDEPENDENT AUDITORS' REPORT                                              F-1 - F-1B
FINANCIAL STATEMENTS
         Consolidated Balance Sheets                                      F-2
         Consolidated Statements of Operations                            F-3
         Consolidated Statements of Changes in Stockholders' Equity       F-4
         Consolidated Statements of Cash Flows                            F-6
         Notes to the Consolidated Financial Statements                   F-8
SUPPLEMENTARY INFORMATION
         Valuation and Qualifying Accounts
          (Schedule I)

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

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
March 27, 2002

UBP Csepel Vasontode Kft.

1121 Budapest, Gyepsor u.1.

            THIS IS THE ENGLISH TRANSLATION OF THE HUNGARIAN ORIGINAL

                          INDEPENDENT AUDITORS' REPORT

To the quotaholder of UBP Csepel Vasontode Kft.

We have audited the accompanying balance sheet of UBP Csepel Vasontode Kft. ("the Company") as at 31 December, 2001, which shows total assets of HUF'000 702,424 and a balance sheet loss of HUF'000 74,835, the related statement of operations for the year then ended and the notes to the accounts (collectively "the financial statements") included in the Company's Annual Report for the year ended 31 December 2001. The preparation of the financial statements is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. In addition, it is our responsibility to assess whether the accounting information in the Business Report is consistent with that contained in the financial statements.

Referring to our auditor's report dated 2 February 2001 relating to the annual report for the year ended 31 December 2000, we notify, that we have issued an unqualified opinion with an emphasis of matter based on our audit of the previous year's annual report.

We conducted our audit in accordance with the National Standards on Auditing, which are in line with the International Standards on Auditing, and applicable laws and regulations in Hungary. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our work with respect to the Business Report was limited to checking it within the aforementioned scope and did not include a review of any information other than that drawn from the audited accounting records of the Company. We believe that our audit provides a reasonable basis for our opinion.

This Annual Report has been prepared for the consideration of the quotaholder and does not reflect the effects, if any, of resolutions that might be adopted.

We have audited the Annual Report of UBP Csepel Vasontode Kft., including the review of the various components and items, accounting and bookkeeping documents, according to the National Standards on Auditing. In our opinion, except for the effects, if any, of resolutions that might be adopted by the quotaholder, the Annual Report has been prepared in accordance with the provisions of the Act on Accounting and accounting principles generally accepted in Hungary and gives a true and fair view of the financial position of UBP Csepel Vasontode Kft. as of 31 December, 2001 and of the results of its operations for the year then ended. The business report is in conformity with the data and information of the annual report.

Without qualifying our opinion, we draw attention to the following facts.

The accompanying financial statements have been prepared assuming that the Company is a going concern. Although some of the long-term loans was forgiven by the parent company in 2000 and in 2001, the Company has incurred significant and recurring operating losses. For the years ended 31 December 2000 and 31 December 2001, the Company incurred net operating losses of HUF'000 151,157 and HUF'000 162,647, respectively. Furthermore the current liabilities of HUF million 696 exceed the current assets of HUF million 430. These conditions indicate uncertainty which may cast significant doubt about the ability of the Company to continue as a going concern entity without financial support. The Company has been continuously and significantly supported financially by its parent company since foundation. The Company has prepared a business plan for the year 2001, which is presented in note xxxxx of the supplement. Additionally, the parent company has stated its intention to support the Company through the next fiscal year.

Since the equity of UBP Csepel Vasontode Kft. has fallen below 50% of the share capital of the Company, the quotaholder of the Company should make immediate decisions about the future financing of the Company, according to the relevant requirements of the Hungarian Company's Act (Act of CXLIV/1997, Section 44, Paragraph 2).

                                      F-1A

Furthermore we note that the 100% of the shares of UBP Csepel Vasontode Kft. have been purchased by EuroIndustrial LLC on 31 December 2001.

Budapest, 8 February, 2002

(The original Hungarian language version has been signed)

---------------------------------              ---------------------------------
Audrey Zahariev                                Lorant Besnyl
Arthur Andersen Audit Kft.                     Registered auditor
MKVK-000023                                    MKVK-005444


                                      F-1B

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
                                                                                          ============    ============

See accompanying notes.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   2002            2001            2000
                                                             --------------  --------------  --------------
Net sales                                                    $   69,855,578  $   71,823,135  $   69,944,023
Cost of sales                                                    57,529,134      61,116,436      57,767,138
                                                             --------------  --------------  --------------
GROSS PROFIT                                                     12,326,444      10,706,699      12,176,885
Selling, general and administrative                              10,316,646      10,632,782      11,571,752
Other operating expenses                                             98,423         792,555         320,000
Loss from Hungarian operations                                       71,239         294,897              --
                                                             --------------  --------------  --------------
                                                                 10,486,308      11,720,234      11,891,752
                                                             --------------  --------------  --------------
INCOME (LOSS) FROM OPERATIONS                                     1,840,136      (1,013,535)        285,133
Other (income) expense:
    Interest expense                                              1,398,017       2,503,383       2,593,656
    (Gain) loss on disposition of assets                                 --              --         109,624
    Other                                                           (49,298)       (148,950)       (124,853)
                                                             --------------  --------------  --------------
                                                                  1,348,719       2,354,433       2,578,427
                                                             --------------  --------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM
                                                                    491,417      (3,367,968)     (2,293,294)
Income taxes
    Current                                                              --          12,623              --
    Deferred                                                             --         427,800         (33,351)
                                                             --------------  --------------  --------------
                                                                         --         440,423         (33,351)
                                                             --------------  --------------  --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             491,417      (3,808,391)     (2,259,943)
Extraordinary item - gain on debt restructuring                          --         829,714              --
                                                             --------------  --------------  --------------
NET INCOME (LOSS)                                                   491,417      (2,978,677)     (2,259,943)
Issuance of preferred stock with beneficial conversion
  feature and warrants                                                   --        (430,614)             --
                                                             --------------  --------------  --------------
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                                 $      491,417  $   (3,409,291) $   (2,259,943)
                                                             ==============  ==============  ==============
Earnings (loss) per share
    Basic net income (loss) per common share
        Before extraordinary item                            $         0.06  $        (0.56) $        (0.32)
        Extraordinary gain                                               --            0.11              --
                                                             --------------  --------------  --------------
                                                             $         0.06  $        (0.45) $        (0.32)
                                                             ==============  ==============  ==============
   Diluted net income (loss) per common share
        Before extraordinary item                            $         0.04  $        (0.56) $        (0.32)
        Extraordinary gain                                               --            0.11              --
                                                             --------------  --------------  --------------
                                                             $         0.04  $        (0.45) $        (0.32)
                                                             ==============  ==============  ==============

See accompanying notes.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            PREFERRED STOCK            COMMON STOCK
                                                        ----------------------   ------------------------
                                                         SHARES       AMOUNT       SHARES        AMOUNT
                                                        --------     ---------   ----------     ---------
Balance January 1, 2000                                              $      --     6,829,310    $  68,293
                                                        ---------    ---------   -----------    ---------
Comprehensive loss for 2000
   Net loss
   Foreign currency translation adjustments
Comprehensive loss
Stock options recorded as compensation
Warrants exercised                                                                   291,760        2,917
Stock options exercised                                                               85,000          850
Shares for services                                                                   37,500          375
                                                        ---------    ---------   -----------    ---------
Balance, December 31, 2000                                     --           --     7,243,570       72,435
                                                        ---------    ---------   -----------    ---------
Comprehensive loss for 2001
   Net loss
   Foreign currency translation adjustments
Comprehensive loss
Common stock and stock options recorded
   as compensation                                                                    20,300          203
Common stock and warrants issued for services                                         20,000          200
Series A preferred stock issued with beneficial
   conversion (net of issuance costs of $100,000)         201,438        2,014
Redemption of common stock and warrants                                             (279,260)      (2,793)
Series B preferred stock issued                           100,000        1,000
Conversion of minority interest                                                      225,000        2,250
Warrants and options exercised                                                       375,300        3,753
Common stock issued in satisfaction of
   obligation                                                                        334,689        3,346
                                                        ---------    ---------   -----------    ---------
Balance, December 31, 2001                                301,438        3,014     7,939,599       79,394
                                                        ---------    ---------   -----------    ---------
Comprehensive income for 2002
   Net income
   Foreign currency translation adjustments
Comprehensive income
Warrants and options exercised                                                       285,350        2,855
Services rendered as payment of stock
   subscription receivable
Forfeiture of short swing profits by officer
Stock compensation
                                                        ---------    ---------   -----------    ---------
Balance December 31, 2002                                 301,438    $   3,014     8,224,949    $  82,249
                                                        ---------    ---------   -----------    ---------

See accompanying notes

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                  ADDITIONAL                            OTHER             STOCK
                                                    PAID-IN        ACCUMULATED      COMPREHENSIVE     SUBSCRIPTION
                                                    CAPITAL          DEFICIT            LOSS           RECEIVABLE         TOTAL
                                                 ------------     ------------      -------------     -------------   ------------
Balance January 1, 2000                          $  8,413,978     $ (4,514,672)     $  (894,423)       $       --     $  3,073,176
                                                 ------------     ------------      -----------        ----------     ------------
Comprehensive loss for 2000
   Net loss                                                         (2,259,942)                                         (2,259,942)
   Foreign currency translation adjustments                                            (354,522)                          (354,522)
                                                                                                                      ------------
Comprehensive loss                                                                                                      (2,614,464)
Stock options recorded as compensation                 39,600                                                               39,600
Warrants exercised                                     25,208                                                               28,125
Stock options exercised                               119,650                                                              120,500
Shares for services                                    72,300                                                               72,675
                                                 ------------     ------------      -----------        ----------     ------------
Balance, December 31, 2000                          8,670,736       (6,774,614)      (1,248,945)                           719,612
                                                 ------------     ------------      -----------        ----------     ------------
Comprehensive loss for 2001
   Net loss                                                         (2,978,677)                                         (2,978,677)
   Foreign currency translation adjustments                                             366,120                            366,120
                                                                                                                      ------------
Comprehensive loss                                                                                                      (2,612,557)
Common stock and stock options recorded
   as compensation                                     78,484                                                               78,687
Common stock and warrants issued for
 services                                             114,993                                                              115,193
Series A preferred stock issued with
   beneficial conversion (net of issuance
   costs of $100,000)                               3,080,718         (382,732)                                          2,700,000
Redemption of common stock and warrants            (1,134,758)                                                          (1,137,551)
Series B preferred stock issued                     1,999,000                                                            2,000,000
Conversion of minority interest                       447,750                                                              450,000
Warrants and options exercised                        730,370                                            (120,000)         614,123
Common stock issued in satisfaction of
   obligation                                         596,654                                                              600,000
                                                 ------------     ------------      -----------        ----------     ------------
Balance, December 31, 2001                         14,583,947      (10,136,023)        (882,825)         (120,000)       3,527,507
                                                 ------------     ------------      -----------        ----------     ------------
Comprehensive income for 2002
   Net income                                                          491,417                                             491,417
   Foreign currency translation adjustments                                             (21,515)                           (21,515)
                                                                                                                      ------------
Comprehensive income                                                                                                       469,902
Warrants and options exercised                        598,769                                                              601,624
Services rendered as payment of stock
   subscription receivable                                                                                 57,850           57,850
Forfeiture of short swing profits by officer            5,925                                                                5,925
Stock compensation                                     19,800                                                               19,800
                                                 ------------     ------------      -----------        ----------     ------------
Balance December 31, 2002                        $ 15,208,441     $ (9,644,606)     $  (904,340)       $  (62,150)    $  4,682,608
                                                 ------------     ------------      -----------        ----------     ------------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                2002           2001             2000
                                                                            ------------   -------------    -------------
OPERATING ACTIVITIES
    Net Income (loss)                                                       $    491,417   $  (2,978,677)   $  (2,259,943)
    Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities
      Depreciation and amortization                                            1,400,314       1,319,047        1,388,669
      Loss on sale of property and equipment                                          --              --          109,624
      Extraordinary gain                                                              --        (829,714)              --
      Provision for bad debts                                                    139,055         606,433          489,045
      Other, net                                                                      --          45,452           45,000
      Deferred income taxes                                                           --         427,800          (41,560)
      Compensation expense for stock options                                      19,800          78,687           39,600
      Stock issued for services                                                       --         115,193           72,675
    Stock subscription receivable paid through the
          exchange of services                                                    57,850              --               --
      Changes in
          Accounts receivable, trade                                           3,017,356      (1,900,611)         768,475
          Inventories                                                           (634,943)      2,881,476       (1,805,942)
          Prepaid expenses and other current assets                             (365,176)        373,030          297,807
          Net assets of Hungarian operations                                          --         152,926         (513,391)
          Other assets                                                          (273,206)        109,137         (368,841)
          Accounts payable, trade                                             (1,233,971)     (2,578,147)       3,832,902
          Accrued expenses and other liabilities                                (456,975)        165,018         (817,584)
                                                                            ------------   -------------    -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            2,161,521      (2,012,950)       1,236,536
                                                                            ------------   -------------    -------------
INVESTING ACTIVITIES
      Purchase of property and equipment                                        (568,699)       (913,221)      (1,481,163)
      Proceeds from disposition of assets                                             --              --           10,000
      Advances to stockholders                                                   (24,367)        (62,209)              --
      Increase in investments                                                    (10,000)             --               --
                                                                            ------------   -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                           (603,066)       (975,430)      (1,471,163)
                                                                            ------------   -------------    -------------
FINANCING ACTIVITIES
      Net increase (decrease)  in revolving credit facility                   (2,072,052)      1,757,762          499,439
      Principal payments on notes payable, net                                  (811,422)       (529,167)        (488,246)
      Forfeiture of short swing profits by officer                                 5,925              --               --
      Proceeds from issuance of preferred stock of subsidiary                         --              --          450,000
      Proceeds from issuance of preferred stock                                       --       2,800,000               --
      Redemption of common stock and warrants                                         --      (1,000,000)              --
      Proceeds from issuance of common stock from
          exercise of warrants and options                                       601,624         614,123          148,625
      Stock issuance costs                                                            --        (100,000)              --
                                                                            ------------   -------------    -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (2,275,925)      3,542,718          609,818
                                                                            ------------   -------------    -------------
Effect of exchange rate changes on cash                                          (21,515)        366,120         (354,522)
                                                                            ------------   -------------    -------------
INCREASE (DECREASE) IN CASH                                                     (738,985)        920,458           20,669
CASH
      Beginning of year                                                          976,585          56,127           35,457
                                                                            ------------   -------------    -------------
      END OF YEAR                                                           $    237,600   $     976,585    $      56,126
                                                                            ============   =============    =============

See accompanying notes.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                2002              2001             2000
                                           -------------     -------------    -------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
    Interest paid                          $   1,529,195     $   2,384,122    $   2,577,954
                                           =============     =============    =============
    Income taxes paid                      $       7,173     $      12,978    $      32,015
                                           =============     =============    =============
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
  FINANCING ACTIVITIES
Liabilities satisfied by issuance of
common stock                               $          --     $     600,000    $      72,675
                                           =============     =============    =============
Subordinated debt satisfied by
issuance of Series B preferred stock       $          --     $   2,000,000    $          --
                                           =============     =============    =============
Conversion of minority interest into
common stock                               $          --     $     450,000    $          --
                                           =============     =============    =============

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

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     SEGMENT -- The United States and Canadian operations are vertically integrated, and are considered part of the same industry segment and geographic segment (North America).

     REVENUE RECOGNITION -- Revenues are recognized at the time of shipment to the customer, which is generally when title passes. The sales incentives provided to customers in the amount of $99,935, $493,828, and $104,183 for 2002, 2001 and 2000, respectively, have been reflected as a reduction of revenue in the period the sales incentives were earned.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION -- The functional currency for the Company's foreign operation is the applicable local currency. Accordingly, all balance sheets accounts have been translated using the exchange rate in effect at the balance sheet date and income statement amounts have been translated at the average exchange rate for the year. The translation adjustments resulting from the changes in the exchange rate have been reported as a separate component of stockholders equity. The effect of foreign transaction gains and losses, which were reported in income, were not material for the periods presented.

     CASH -- The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times during the year, the Company maintains cash balances in excess of insured limits.

     INVENTORIES -- Inventories are stated at the lower of cost or market with cost generally determined using the weighted average method, which approximates the first-in, first-out (FIFO) method. Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management judgment and available information.

     PROPERTY AND EQUIPMENT -- Property and equipment, including amounts capitalized under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed under accelerated and straight-line methods. Depreciation and amortization expense was $1,121,523, $1,181,998 and $1,123,033 for the years ended December 31, 2002, 2001 and 2000, respectively.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 2 NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     COST OF SALES -- The Company considers warehousing (including certain salaries, occupancy costs and supplies) and buying expenses as an integral component of cost of sales.

     GOODWILL -- On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Transitional impairment tests of goodwill made by the Company during the quarter ended March 31, 2002 and annual impairment tests did not require adjustment to the carrying value of its goodwill. The amortization of goodwill in 2001 and 2000 in the amount of $29,490 and $47,383, respectively, did not have a significant effect on the results of operations or earnings per share. Income (loss) from operations would have been $(984,045) and $332,516 in 2001 and 2000, respectively, without the effects of amortization of goodwill. This compares to the recorded $(1,013,535) and $285,133 income
     (loss) from operations for the same period, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS -- In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

     INCOME TAXES -- Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the financial statement and tax bases of assets and liabilities reduced, where appropriate, by a valuation allowance (see Note 11).

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with changes in the market rate of interest, management believes the fair value is equivalent to the carrying value. Management believes that the interest rate of 7.00 percent on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of these debentures approximates their carrying value.

     ADVERTISING -- All costs associated with advertising are charged to operations when incurred. Advertising expense was $349,171, $548,146 and $174,624 for the years ended December 31, 2002, 2001 and 2000, respectively.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the 2002 presentation without affecting previously reported results.

     NEW ACCOUNTING STANDARDS -- In April 2002, the Financial Accounting Standards Board ("FASB") issued No.145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 15 and Technical Corrections. SFAS No. 145 requires that certain gains and losses on extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This statement also amends SFAS No. 13, Accounting for Leases, to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44 Accounting for Tangible Assets of Motor Carriers, which addressed the accounting for intangible assets of motor carriers and made numerous technical, changes to various FASB pronouncements. The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

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

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 3 INVENTORIES

Inventories consist of the following:

                          2002                 2001
                     --------------       --------------
Finished goods       $   13,815,563       $   12,057,191
Work-in-progress            510,264              888,742
Raw materials             2,726,125            3,471,076
                     --------------       --------------
                     $   17,051,952       $   16,417,009
                     ==============       ==============

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                                        DEPRECIABLE
                                   2002                2001                LIVES
                              --------------      ---------------       -----------
Machinery & equipment         $    6,387,406      $    6,046,893           5 - 11
Tools and dies                     1,143,837           1,064,457           5 - 11
Patterns                           1,346,247           1,331,247           5 - 10
Computer equipment                 1,105,464             974,119            3 - 5
Automobiles and trucks               289,237             289,237            3 - 5
Furniture and fixtures               379,874             366,694           5 - 11
Leasehold improvements               385,757             313,384            5 - 9
Construction in progress              66,100             112,564                -
                              --------------      --------------
                              $   11,103,922      $   10,498,595
Accumulated depreciation          (6,928,714)         (5,770,561)
                              --------------      --------------
                              $    4,175,208      $    4,728,034
                              --------------      --------------

NOTE 5 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are summarized as follows:

                              DECEMBER 31,
                   --------------------------------
                        2002               2001
                   -------------      -------------
Accrued rebates    $     805,413      $     982,344
Core liability                --          1,095,041
Other                  1,803,503          1,424,693
                   -------------      -------------
                   $   2,608,466      $   3,502,078
                   -------------      -------------

NOTE 6 OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                                      DECEMBER 31,
                                        ----------------------------------------
                                           2002           2001           2000
                                        ---------     -----------    -----------
Expired barter credits                  $       --    $   275,730    $   120,000
eParts eXchange shut down expense               --        113,577        200,000
Inventory writedown                             --        121,431             --
Moving expenses                             13,298        281,817             --
Terminated deal expenses                    45,125             --             --
Prior year's Michigan SBT Tax               40,000             --             --
                                        ----------    -----------    -----------
                                        $   98,423    $   792,555    $   320,000
                                        ----------    -----------    -----------

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

On August 29, 2001, the Company issued 201,438 shares of Series A Preferred Stock ($0.01 par value) to Venture Equities Management, Inc. (VEMI) (an affiliate of Wanxiang America Corporation - See Note 12) in exchange for $2,800,000 in cash. The Series A Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at the Company's option subject to certain conditions, and is convertible into 2,014,380 shares of the Company's common stock (with registration rights), subject to certain antidilution provisions. In connection with the issuance of the Series A Preferred Stock, the Company also issued to VEMI warrants to purchase common stock. The first and second warrants for 800,000 shares each expired on August 31, 2002. These warrants were replaced by two "new warrants" for 800,000 shares each which are exercisable at any time through August 28, 2003 at an exercise price equal to the greater of $ 2.25 or 90% of the average Market Price for the sixty consecutive trading days immediately prior to the exercise date. At December 31, 2002 the exercise price of these "new warrants" is $2.25 per share. The third warrant for 2,500,000 shares is exercisable only upon the occurrence of events of default. The exercise price of this third warrant is equal to the greater of i) 150% of the net equity divided by the total number of shares of Common Stock and Preferred Stock of the Company (on an "as converted" basis) or
ii) 600% of EBITDA divided by the total number of shares of Common Stock and Preferred Stock of the Company (on an "as converted" basis). At December 31, 2002 the exercise price of this third warrant is $1.75 per share. The costs related to the issuance of the Preferred Stock amounted to approximately $100,000.

NOTE 9 LASALLE INDEBTEDNESS

The Company has a credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for a term loan and revolving credit facility of up to $26,000,000 based on eligible accounts receivable and inventory.

The revolving credit facility has a term ending May 1, 2004 and an interest rate of prime plus 1.5% per annum. During 2001, the interest rate was changed from prime plus 0.5 percent per annum. The revolving credit facility is subject to an ongoing option to convert to LIBOR plus 2.5 percent per annum. The term loan is payable in monthly principal installments of $18,705 and bears interest at prime plus 0.75 percent per annum.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 9 LASALLE INDEBTEDNESS (CONTINUED)

The LaSalle agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy certain financial tests concerning earnings before interest, taxes depreciation and amortization (EBITDA), defined minimum tangible net worth and debt service coverage. At December 31, 2002, the Company was in compliance with these financial covenants. The entire revolving credit facility is secured by a first lien on substantially all of the Company's North American assets.

At December 31, 2002, approximately $937,000 was available for borrowing under the revolving credit facility.

The weighted average interest rates on the aforementioned revolving credit facility and term loan were 5.70 percent, 8.68 percent and 10.51 percent for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 10 LONG-TERM INDEBTEDNESS

Long-term indebtedness is summarized as follows:

                                               2002           2001
                                           -----------     ----------
LaSalle term loan (see Note 9)             $   206,826     $  431,281
Capital lease obligation (see Note 12)         245,935        347,915
Vehicle acquisition loans                       14,412         21,193
                                           -----------     ----------
                                           $   467,173     $  800,389
Current portion                                356,663        379,120
                                           -----------     ----------
Noncurrent portion                         $   110,510     $  421,269
                                           ===========     ==========

The approximate aggregate maturities of all long-term indebtedness are:

                                   SUBORDINATED        REVOLVING
                                    DEBENTURE       LINE OF CREDIT
                     PER ABOVE       (NOTE 8)          (NOTE 9)         TOTAL
                    -----------   -------------     --------------  --------------
            2003    $   368,324   $      84,020     $           --  $      452,344
            2004         81,712          70,000         16,949,821      17,101,533
            2005         10,578       1,039,986                 --       1,050,564
            2006         11,346              --                 --          11,346
            2007          9,153              --                 --           9,153
                    -----------   -------------     --------------  --------------
                        481,113       1,194,006         16,949,821      18,624,940
Interest Portion        (13,940)             --                 --         (13,940)
                    -----------   -------------     --------------  --------------
                    $   467,173   $   1,194,006     $   16,949,821  $   18,611,000
                    -----------   -------------     --------------  --------------

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 11 INCOME TAXES

The components of the net deferred tax assets are as follows:

                                                                       2002                2001
                                                                  --------------      --------------
Tax benefits upon future liquidation of Hungarian subsidiary      $      193,400      $      193,400
Allowance for doubtful accounts                                          179,731             241,700
Inventories                                                              166,431             223,600
Net operating loss carryforward -U.S                                   3,068,755           2,891,100
Net operating loss carryforward -Canada                                  323,067             427,500
Compensation expense for stock options                                   240,800             240,800
Other accruals                                                           202,400             202,400
                                                                  --------------      --------------
Gross deferred tax asset                                               4,374,584           4,420,500
                                                                  --------------      --------------
Deferred tax liability - principally depreciation
       U.S                                                              (242,634)           (314,700)
       Canada                                                           (521,792)           (632,000)
                                                                  --------------      --------------
Gross deferred tax liability                                            (764,426)           (946,700)
                                                                  --------------      --------------
Net deferred tax assets                                                3,610,158           3,473,800
Valuation allowance                                                   (3,370,158)         (3,233,800)
                                                                  --------------      --------------
Net deferred tax asset                                            $      240,000      $      240,000
                                                                  ==============      ==============

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

A reconciliation of the provision for income taxes and the amounts computed by applying the federal statutory rate to income (loss) from continuing operations before income tax expense is as follows:

                                                                              2002              2001              2000
                                                                          ------------     --------------    --------------
Income (loss) from continuing operations before income tax expense
       United States                                                      $    335,688     $   (2,694,454)   $   (2,111,900)
       Canada                                                                  155,729            156,200          (181,394)
                                                                          ------------     --------------    --------------
                                                                          $    491,417     $   (2,538,254)   $   (2,293,294)
                                                                          ============     ==============    ==============
Computed income tax expense (benefit) at federal statutory rate           $    166,389     $     (863,000)   $     (779,720)
State income taxes                                                             (20,000)          (101,500)          (91,700)
Increase (decrease) in valuation allowance                                    (136,358)         1,141,600           797,200
Other                                                                          (10,031)           263,323            40,869
                                                                          ------------     --------------    --------------
                                                                          $         --     $      440,423    $      (33,351)
                                                                          ------------     --------------    --------------

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

The Company's subsidiary, UBP Hungary, Inc., sold its ownership interest in UBP Csepel Iron Foundry, Kft to Euro-Industrial Limited, LLC (an unrelated third party) as of December 31, 2001, for a $100,000 promissory note. Also in connection with the sale, several instruments evidencing debt owed by UBP Csepel to UBP Hungary were replaced by a single promissory note in the amount of $728,000. The $100,000 note is paid in quarterly installments beginning April 2002 and ending January 2003. This note does not bear interest unless there is a default. As of December 31, 2002, this note was in default. The $728,000 promissory note is to be repaid in monthly installments beginning in November 2003 and ending in October 2006. This promissory note bears interest at the rate of 6.5 percent per year. Due to the uncertainty of the collectibility of these promissory notes, an allowance of $828,000 has been recorded to reduce the carrying value of the note and no interest income has been recorded on the note.

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

On October 31, 2001 the Company completed a restructure of the $4,500,000 subordinated debt held by Finova (See Note 8). In connection with this restructuring Finova surrendered 1,125,000 warrants of which 225,000 were issued during 2001 and 2000, respectively.

As discussed in Note 8, the Company has issued three warrants to Venture Equities Management, Inc. (VEMI) (an affiliate of Wanxiang America Corporation - See Note 12): the first and second warrants for 800,000 shares each are exercisable at any time through August 28, 2003 at an exercise price equal to the greater of $ 2.25 or 90% of the average Market Price for sixty consecutive trading days immediately prior to the exercise date. At December 31, 2002 the exercise price of these warrants are $2.25 per share. The third warrant for 2,500,000 shares is exercisable only upon the occurrence of events of default. The exercise price of this third warrant is equal to the greater of i) 150% of the net equity divided by the total number of shares of Common Stock and Preferred Stock of the Company (on an "as converted" basis) or ii) 600% of EBITDA divided by the total number of shares of Common Stock and Preferred Stock of the Company (on an "as converted" basis). At December 31, 2002 the exercise price of this third warrant is $1.75 per share.

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

Following is a table indicating the activity during 2002, 2001 and 2000 for the warrants.

                                                                     STOCK
                                                                   WARRANTS
                                                                  ----------
Warrants outstanding at December 31, 1999                          2,907,000
             Warrants Issued                                         550,000
             Warrants Exercised                                     (622,500)
             Warrants Forfeited or Expired                                 -
                                                                   ---------
Balance December 31, 2000                                          2,834,500
             Warrants Issued                                       4,781,500
             Warrants Exercised                                     (202,700)
             Warrants Forfeited or Expired                        (1,162,000)
                                                                   ---------
Balance December 31, 2001                                          6,251,300
             Warrants Issued                                       1,815,000
             Warrants Exercised                                     (227,350)
             Warrants Forfeited or Expired                        (1,660,000)
                                                                   ---------
Balance December 31, 2002                                          6,178,950

The following table summarizes information about the outstanding and exercisable stock warrants as of December 31, 2002:

                                      OUTSTANDING AND EXERCISABLE
                            -----------------------------------------------
                                                WEIGHTED           WEIGHTED
                                                AVERAGE            AVERAGE
 RANGE OF EXERCISE            NUMBER            REMAINING          EXERCISE
      PRICES                OUTSTANDING     CONTRACTUAL-LIFE        PRICE
--------------------        -----------     ----------------       --------
 $ 1.38      $ 1.62              30,000        11.5 months          $ 1.42
 $ 1.75      $ 1.75           2,500,000            NA               $ 1.75
 $ 2.00      $ 2.75           3,547,450        11.6 months          $ 2.30
 $ 3.00      $ 3.74             101,500        22.3 months          $ 3.01
                              ---------
                              6,178,950
                              =========

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

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 16 STOCK WARRANTS AND OPTIONS (CONTINUED)

Following is a table indicating the activity during 2002, 2001 and 2000 for such

                                                               WEIGHTED
                                                   STOCK       AVERAGE
                                                  OPTIONS   EXERCISE PRICE
                                                  -------   --------------
Options outstanding at December 31, 1999          576,676     $    2.17
        Options granted                           125,000          2.40
        Options exercised                         (85,300)         1.42
        Options forfeited                         (53,276)         1.77
                                                  -------     ---------
Balance, December 31, 2000                        563,100          2.35
        Options granted                           224,350          2.32
        Options exercised                         (12,900)         2.13
        Options forfeited                         (24,250)         2.09
                                                  -------     ---------
Balance, December 31, 2001                        750,300          2.37
        Options granted                           244,150          3.32
        Options exercised                         (15,500)         2.28
        Options forfeited                         (58,000)         2.02
                                                  -------     ---------
Balance, December 31, 2002                        920,950          2.64

The following table summarizes information about the outstanding and exercisable stock options as of December 31, 2002:

                                       OUTSTANDING                           EXERCISABLE
                         -----------------------------------------    -------------------------
                                         WEIGHTED-
                                          AVERAGE        WEIGHTED-                    WEIGHTED-
                                         REMAINING        AVERAGE                      AVERAGE
   RANGE OF EXERCISE       NUMBER       CONTRACTUAL      EXERCISE        NUMBER        EXERCISE
        PRICES           OUTSTANDING       LIFE            PRICE      EXERCISABLE       PRICE
-----------------------  -----------    -----------      ---------    -----------     ---------
$ 1.00 - 1.98              157,800       76 months        $ 1.38        104,500         $ 1.31
  2.00 - 2.66              461,950       84 months        $ 2.33        207,430         $ 2.31
  3.00 - 3.56              235,700      105 months        $ 3.08         13,000         $ 3.06
 $5.00                      65,500       51 months        $ 5.00         65,500         $ 5.00
                           -------                                      -------
                           920,950                                      390,430
                           =======                                      =======



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

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 17 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations. Options and warrants that are "out of the money" or have an anti-dilutive effect have been excluded. For the years ended December 31, 2002, 2001 and 2000 the aggregate number of options and warrants excluded from this computation were 6,178,950, 6,251,300 and 2,824,500, respectively.

                                                                              YEAR ENDING DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    2002                2001               2000
                                                               --------------     ---------------     --------------
BASIC NET INCOME (LOSS) PER COMMON SHARE
Numerator:
      Income (loss) from continuing operations before
      extraordinary item                                       $      491,417     $   (4,239,005)     $   (2,259,943)
Denominator:
Weighted average common shares outstanding                          8,198,174          7,553,141           7,008,438
Effective of dilutive securities
      Conversion of preferred stock                                 3,014,380                 --                  --
                                                               --------------     --------------      --------------
Denominator for diluted earnings per common share                  11,212,554          7,553,141           7,008,438
                                                               ==============     ==============      ==============
Basic net income (loss) per common share                       $         0.06     $        (0.56)     $        (0.32)
Diluted net income (loss) per common share                     $         0.04     $        (0.56)     $        (0.32)

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 18 QUARTERLY RESULTS (UNAUDITED)

                                               1ST              2ND              3RD              4TH
                                             QUARTER          QUARTER          QUARTER          QUARTER           YEAR
                                           ------------     -----------     -----------       ------------    ------------
 2002
    Net sales                              $ 17,644,317     $20,424,405     $ 17,146,536      $ 14,640,320    $ 69,855,578
    Income (loss) from operations               517,300       1,241,138          351,169          (269,471)      1,840,136
    Income (loss) before provision
    for income taxes                            151,911         517,225           11,985          (189,704)        491,417
    Net income (loss)                           151,911         517,225           11,985          (189,704)        491,417
    Basic earnings (loss) per share                0.02            0.06               --             (0.02)           0.06
    Fully diluted earnings (loss)
    per share                                      0.01            0.05               --             (0.02)           0.04
 2001
    Net sales                              $ 16,028,365     $19,999,491     $ 18,160,436      $ 17,634,843    $ 71,823,135
    Income (loss) from operations              (472,553)        745,772           62,531        (1,349,285)     (1,013,535)
    Income (loss) before provisions
    for income taxes and extraordinary
    gain                                     (1,074,427)        192,750         (429,435)       (2,056,856)     (3,367,968)
    Net income (loss)                        (1,084,927)        202,750         (429,435)       (1,667,065)     (2,978,677)
    Basic and diluted earnings (loss)
    per share                                     (0.15)           0.03            (0.06)            (0.27)          (0.45)
 2000
    Net sales                              $ 17,502,604     $19,995,593     $ 18,940,835      $ 13,504,991    $ 69,944,023
    Income (loss) from operations               600,839         879,648          179,723        (1,375,077)        285,133
    Income (loss) before provision for
    income taxes                                 89,310         224,658         (496,455)       (2,110,806)     (2,293,293)
    Net income (loss)                            57,010         121,058         (331,555)       (2,106,455)     (2,259,943)
    Basic and diluted earnings (loss)
    per share                                      0.09            0.06            (0.02)            (0.43)          (0.32)


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

NOTE 19 SUBSEQUENT EVENTS

On January 29, 2003, the Company announced that it had reached an agreement, in principle, to purchase the principal operations of California Drum and Rotor, a division of Y-3 Holding, Inc. of Carson, California. The Company's purchase of these operations was subject to entering into a definitive agreement with Y-3 Holding, Inc. On February 19, 2003, Y-3 Holding, Inc. placed itself in voluntary bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The Company did not proceed with the proposed acquisition.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS (SCHEDULE II)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   COLUMN B         COLUMN C
                                                                  BALANCE AT        CHARGED                      COLUMN E
                                                                  BEGINNING        TO COSTS       COLUMN D      BALANCE AT
                                                                  OF PERIOD       AND EXPENSE    WRITE-OFFS    END OF PERIOD
Allowance for doubtful accounts                        2002     $     404,039    $      68,829   $    9,143    $     464,725
                                                                =============    =============   ==========    =============
Allowance for doubtful accounts                        2001     $     608,624    $     555,210   $  759,795    $     404,039
                                                                =============    =============   ==========    =============
Allowance for doubtful accounts                        2000     $     429,319    $     489,045   $  309,740    $     608,624
                                                                =============    =============   ==========    =============
Reserve for inventory obsolescence                     2002     $     215,301    $     236,310   $   94,061    $     357,550
                                                                =============    =============   ==========    =============
Reserve for inventory obsolescence                     2001     $     331,927    $    (116,626)  $        -    $     215,301
                                                                =============    =============   ==========    =============
Reserve for inventory obsolescence                     2000     $     544,500    $    (212,573)  $        -    $     331,927
                                                                =============    =============   ==========    =============
Valuation allowance for deferred
income taxes                                           2002     $   3,233,800    $     135,358   $        -    $   3,370,158
                                                                =============    =============   ==========    =============
Valuation allowance for deferred
income taxes                                           2001     $   2,092,200    $   1,141,600   $        -    $   3,233,800
                                                                =============    =============   ==========    =============
Valuation allowance for deferred
income taxes                                           2000     $   1,295,000    $     797,200   $        -    $   2,092,200
                                                                =============    =============   ==========    =============