Form 10-Q/A
period 2003-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2003-12-18
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________
                         Commission file number 0-25198

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

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                  Page(s)
                                                                                  -------
  Item 1. Financial Statements

     Consolidated Balance Sheets
          March 31, 2003 (Unaudited) and December 31, 2002                          3

     Consolidated Statements of Operations
          (Unaudited) - for the three months ended
          March 31, 2003 and 2002                                                   4

     Consolidated Statements of Cash Flows
          (Unaudited) - for the three months ended
          March 31, 2003 and 2002                                                   5

     Notes to Condensed Financial Statements (Unaudited)                            6 - 7

PART II. OTHER INFORMATION

  Items 1 through 5 are not applicable to the Company in this report                7

  Item 6 - Exhibits and Reports on Form 8-K                                         7

  Signatures                                                                        8

Exhibit 11 - Computation of Earnings Per Share

  Exhibit 31(a) Certificate of Chief Executive Officer

  Exhibit 31(b) Certificate of Chief Financial Officer

Exhibit 32 Certificate of Chief Executive Officer and Chief Financial Officer

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31, 2003   December 31, 2002
                                                                --------------   -----------------
                                                                  (Unaudited)
                           Assets
Current assets:
Cash                                                             $    575,142      $   237,600
Accounts receivable - trade, net                                   13,740,851       12,702,701
Inventories                                                        15,137,841       17,051,952
Deferred income taxes                                                 240,000          240,000
Prepaid expenses and other current assets                             412,639          215,987
                                                                 ------------      -----------
                                                                   30,106,473       30,448,240
                                                                 ------------      -----------
Property and equipment, net                                         4,136,386        4,175,208
                                                                 ------------      -----------

Other assets:
Goodwill, net                                                         480,498          480,498
Due from stockholders                                                 351,354          345,296
Other assets                                                          687,377          695,542
                                                                 ------------      -----------
                                                                    1,519,229        1,521,336
                                                                 ------------      -----------
                                                                 $ 35,762,088      $36,144,784
                                                                 ============      ===========
            Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade                                          $ 11,411,797      $10,212,291
Accrued expenses and other current liabilities                      2,126,033        2,608,466
Subordinated debenture, current portion                                83,631           84,020
Long-term indebtedness, current portion                               294,291          356,663
                                                                 ------------      -----------
                                                                   13,915,752       13,261,440
                                                                 ------------      -----------
Long-term liabilities:
Revolving line of credit                                           16,860,569       16,949,821
Subordinated debenture, non-current portion                         1,092,486        1,109,986
Long-term indebtedness, non-current portion                            79,436          110,510
Deferred rent expense                                                  30,419           30,419
                                                                 ------------      -----------
                                                                   18,062,910       18,200,736
                                                                 ------------      -----------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares, $.01 par
 value, 201,438 shares of Series A and 100,000 shares of
 Series B issued and outstanding)                                       3,014            3,014
Common stock (authorized 30,000,000 shares, $.01 par value,
 8,224,949 shares issued and outstanding at March 31, 2003
 and December 31, 2002)                                                82,249           82,249
Additional paid-in-capital                                         15,208,441       15,208,441
Accumulated deficit                                               (10,619,076)      (9,644,606)
Accumulated other comprehensive loss                                 (836,552)        (904,340)
Stock subscription receivable                                         (54,650)         (62,150)
                                                                 ------------      -----------
                                                                    3,783,426        4,682,608
                                                                 ------------      -----------
                                                                 $ 35,762,088      $36,144,784
                                                                 ------------      -----------

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                              2003              2002
                                                          -----------       -----------
Net sales                                                 $15,016,910       $17,410,042
Cost of sales                                              13,268,771        14,221,962
                                                          -----------       -----------
Gross profit                                                1,748,139         3,188,080
Selling, general, and administrative expenses               2,491,562         2,671,346
                                                          -----------       -----------
(Loss) income from operations                                (743,423)          516,734
Other expense:
  Interest expense                                            238,841           363,417
  Other                                                        (7,794)            1,406
                                                          -----------       -----------
                                                              231,047           364,823
                                                          -----------       -----------
(Loss) income before provision for income taxes              (974,470)          151,911

Income tax provision                                                -                 -
                                                          -----------       -----------
Net (loss) income                                         $  (974,470)      $   151,911
                                                          ===========       ===========

Comprehensive (loss) income:
Net (loss) income                                         $  (974,470)      $   151,911
  Other comprehensive income (loss),
  Foreign currency translation adjustment                      67,788           (45,014)
                                                          -----------       -----------
Comprehensive (loss) income                               $  (906,682)      $   106,897
                                                          ===========       ===========
(Loss) earnings per share:

Basic                                                     $     (0.12)      $      0.02
Diluted                                                   $     (0.12)      $      0.01

Weighted average number of common shares outstanding:

Basic                                                       8,224,949         8,120,406
Common stock equivalents resulting from
 warrants and options                                               -         4,045,345
                                                          -----------       -----------
Diluted                                                     8,224,949        12,165,751
                                                          ===========       ===========

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2003             2002
                                                                -----------      -----------
Cash flows from operating activities:
Net (loss) income                                               $  (974,470)     $   151,911
Adjustments to reconcile net (loss) income
 to net cash provided by (used in) operating activities:
  Depreciation and amortization                                     236,770          285,761
  Provision for bad debts                                            47,612           85,519
  Compensation expense for stock options                                  -            9,900
  Other, net                                                          7,500          (12,013)
  Changes in operating assets and liabilities:
    Accounts receivable, trade                                   (1,085,762)      (1,012,955)
    Inventories                                                   1,914,111          936,130
    Prepaid expenses and other current assets                      (221,040)        (193,559)
    Other assets                                                          -           55,376
    Accounts payable, trade                                       1,199,508         (470,709)
    Accrued expenses and other current liabilities                 (482,434)        (475,767)
                                                                -----------      -----------
Net cash provided by (used in) operating activities                 641,795         (640,406)
Cash flows for investing activities:
  Advances to stockholders, net                                      (1,458)               -
  Purchase of property and equipment                               (102,820)        (127,064)
                                                                -----------      -----------
Net cash used in investing activities                              (104,278)        (127,064)
Cash flows from financing activities:
  Net decrease in revolving loan indebtedness                       (89,252)        (367,647)
  Principal payments on notes payable and subordinated debt        (111,335)        (290,685)
  Common stock issued by exercise of options and warrants                 -          595,624
                                                                -----------      -----------
Net cash (used in) financing activities                            (200,587)         (62,708)

Effect of exchange rate changes on cash                                 612          (45,014)

Net  increase (decrease) in cash                                    337,542         (875,192)
Cash, beginning of period                                           237,600          976,585
                                                                -----------      -----------
Cash, end of period                                             $   575,142      $   101,393
                                                                ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                        $   235,723      $   371,087
                                                                -----------      -----------
  Cash paid for income taxes                                    $     1,900      $         -
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

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2003.


2.   INVENTORIES

                           March 31, 2003       December 31, 2002
                           --------------       -----------------
     Finished goods          $11,701,506           $13,815,563
     Work in process             726,001               510,264
     Raw materials             2,710,334             2,726,125
                             -----------           -----------
                             $15,137,841           $17,051,952
                             -----------           -----------


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


6.   STOCK-BASED COMPENSATION

The Company has elected to follow APB Opinion NO. 25, Accounting for Stock Issued to Employee, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 125, Accounting for Stock-Based Compensation, as amended.

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

PART II  OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

     11 Computation of Earnings per Share
     31(a) Certification of Chief Executive Officer
     31(b) Certification of Chief Financial Officer
     32 Section 1350 Certification

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                 /s/ ARVIN SCOTT
                                 ---------------
Date: December 17, 2003          Arvin Scott, Chief Executive Officer, President
                                 (Principal Executive Officer)

                                 /s/ ROBERT W. ZIMMER
                                 --------------------
                                 Robert W. Zimmer, Chief Financial Officer
                                 (Principal Financial Officer)