Form 10-Q/A
period 2003-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2003-12-18
CIK 931457

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

                For the transition period from________to________
                         Commission file number 0-25198

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

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of June 30, 2003 was 8,224,949 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page(s)
                                                                       -------
PART I. FINANCIAL INFORMATION
-----------------------------

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


PART II. OTHER INFORMATION
--------------------------

  Items 1 through 5 are not applicable to the Company in this report     7

  Item 6 - Exhibits and Reports on Form 8-K                              7

  Signatures                                                             8

EXHIBIT 11 - Computation of Earnings Per Share

EXHIBIT 31 Certificate of Chief Executive Officer

EXHIBIT 31 Certificate of Chief Financial Officer

EXHIBIT 32 Certificate of Chief Executive Officer and Chief
           Financial Officer

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                June 30, 2003   December 31, 2002
                                                                -------------   -----------------
                                                                 (Unaudited)
                           Assets
Current assets:
Cash                                                             $      6,253      $   237,600
Accounts receivable - trade, net                                   15,240,632       12,702,701
Inventories                                                        13,493,783       17,051,952
Deferred income taxes                                                 240,000          240,000
Prepaid expenses and other current assets                             309,590          215,987
                                                                 ------------      -----------
                                                                   29,290,258       30,448,240
                                                                 ------------      -----------
Property and equipment , net                                        4,220,519        4,175,208
                                                                 ------------      -----------

Other assets:
Goodwill, net                                                         480,498          480,498
Due from stockholders                                                 357,412          345,296
Other assets                                                          667,138          695,542
                                                                 ------------      -----------
                                                                    1,505,048        1,521,336
                                                                 ------------      -----------
                                                                 $ 35,015,825      $36,144,784
                                                                 ============      ===========
            Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable, trade                                          $ 10,199,930      $10,212,291
Accrued expenses and other current liabilities                      2,733,434        2,608,466
Subordinated debenture, current portion                                83,631           84,020
Long-term indebtedness, current portion                               225,215          356,663
                                                                 ------------      -----------
                                                                   13,242,210       13,261,440
                                                                 ------------      -----------
Long-term liabilities:
Revolving line of credit                                           16,539,624       16,949,821
Subordinated debenture, non-current portion                         1,074,986        1,109,986
Long-term indebtedness, non-current portion                            58,028          110,510
Deferred rent expense                                                  11,867           30,419
                                                                 ------------      -----------
                                                                   17,684,505       18,200,736
                                                                 ------------      -----------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares, $.01 par                  3,014            3,014
value, 201,438 shares of Series A and 100,000 shares of
Series B issued and outstanding)
Common stock (authorized 30,000,000 shares, $.01 par value,            82,249           82,249
8,224,949 shares issued and outstanding at June 30, 2003
and December 31, 2002)
Additional paid-in-capital                                         15,208,441       15,208,441
Accumulated deficit                                               (10,603,993)      (9,644,606)
Accumulated other comprehensive loss                                 (545,951)        (904,340)
Stock subscription receivable                                         (54,650)         (62,150)
                                                                 ------------      -----------
                                                                    4,089,110        4,682,608
                                                                 ------------      -----------
                                                                 $ 35,015,825      $36,144,784
                                                                 ------------      -----------

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended June 30,        Six Months Ended June 30,
                                                             2003              2002             2003             2002
                                                          -----------      -----------      -----------      -----------
Net sales                                                 $17,838,657      $20,424,405      $32,855,567      $38,068,722
Cost of sales                                              15,203,203       16,424,626       28,471,974       30,852,829
                                                          --------------------------------------------------------------
Gross profit                                                2,635,454        3,999,779        4,383,593        7,215,893
Selling, general, and administrative expenses               2,374,812        3,093,790        4,866,374        5,792,514
                                                          --------------------------------------------------------------
Income (loss) from operations                                 260,642          905,989         (482,781)       1,423,379
Other expense:
  Interest expense                                            249,247          403,415          488,088          754,243
  Other                                                        (3,688)         (14,651)         (11,482)               -
                                                          --------------------------------------------------------------
                                                              245,559          388,764          476,606          754,243
                                                          --------------------------------------------------------------

Income (loss) before provision for income taxes                15,083          517,225         (959,387)         669,136

Income tax provision                                                -                -                -                -
                                                          --------------------------------------------------------------
Net income (loss)                                         $    15,083      $   517,225      $  (959,387)     $   669,136
                                                          ==============================================================

Comprehensive income (loss) :
Net income (loss)                                         $    15,083      $   517,225      $  (959,387)     $   669,136
  Other comprehensive income (loss),
  Foreign currency translation adjustment                     290,571          137,634          358,389           92,620
                                                          --------------------------------------------------------------
Comprehensive income (loss)                               $   305,654      $   654,859      $  (600,998)     $   761,756
                                                          ==============================================================

Earnings (Loss) per share:

Basic                                                     $      0.00      $      0.06      $     (0.12)     $      0.08
Diluted                                                   $      0.00      $      0.05      $     (0.12)     $      0.06

Weighted average number of common shares outstanding:

Basic                                                       8,224,949        8,185,921        8,224,949        8,170,955
Common stock equivalents resulting from
warrants and options                                        3,979,342        2,781,181                -        3,051,294
                                                          --------------------------------------------------------------
Diluted                                                    12,204,291       10,967,102        8,224,949       11,222,249
                                                          ==============================================================

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Six Months Ended June 30,
                                                              ----------------------------
                                                                 2003              2002
                                                              -----------      -----------
Cash flows from operating activities:
Net income (loss)                                             $  (959,387)     $   669,136
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                   572,464          687,944
  Provision for bad debts                                         169,097          169,369
  Compensation expense for stock options                                -           19,800
  Other, net                                                        7,500                -
  Changes in operating assets and liabilities:
    Accounts receivable, trade                                 (2,627,028)      (4,322,165)
    Inventories                                                 3,558,169          860,189
    Prepaid expenses and other current assets                    (246,625)        (154,760)
    Accounts payable, trade                                       (12,361)         642,356
    Accrued expenses and other current liabilities                106,415         (544,494)
                                                              -----------      -----------
Net cash provided by (used in) operating activities               568,244       (1,972,625)

Cash flows for investing activities:
  Advances on notes receivable, net                                 9,423            2,500
  Purchase of property and equipment                             (166,937)        (515,621)
                                                              -----------      -----------
Net cash used in investing activities                            (157,514)        (513,121)

Cash flows from financing activities:
  Net increase (decrease) in revolving loan indebtedness         (410,198)       1,653,234
  Net Principal payments on notes payable and
   subordinated debt                                             (219,317)        (577,405)
  Common stock issued by exercise of options and warrants               -          601,623
                                                              -----------      -----------
Net cash (used in) provided by financing activities              (629,515)       1,677,452

Effect of exchange rate changes on cash                           (12,562)          92,620

Net decrease in cash                                             (231,347)        (715,674)
Cash, beginning of period                                         237,600          976,585
                                                              -----------      -----------
Cash, end of period                                           $     6,253      $   260,911
                                                              ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                      $   531,929      $   807,517
                                                              ===========      ===========
  Cash paid for income taxes                                  $     7,403      $         -
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

                          June 30, 2003      December 31, 2002
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

4.   LASALLE INDEBTEDNESS

The LaSalle Credit Agreement contains certain limitations on dividends and capital expenditures and requires us to satisfy certain financial tests concerning defined minimum tangible net worth and debt service coverage. At June 30, 2003, we were in compliance with all financial covenants. In addition, the term of this Credit Agreement was extended to May 31, 2005.

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

PART II  OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  (i)  Exhibit 11 - Computation of Earnings Per Share
   (ii)  Exhibit 31(a) - Certification of Chief Executive Officer Required by
         Rule 13(a)-14(b) under the Securities Exchange Act of 1934
  (iii)  Exhibit 31(b) - Certification of Chief Financial Officer Required by
         ?Rule 13(a)-14(b) under the Securities Exchange Act of 1934
   (iv)  Exhibit 32 - Certifications Required by Rule 13(a)-14(b) under the
         Securities Exchange Act of 1934 (Sarbanes-Oxley Act of 2002,
         Section 906)
b) The Company filed a form 8-K on May 22, 2003 wherein we reported information under Item 12.

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