Form 10-Q/A
period 2003-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-01-29
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________
                         Commission file number 0-25198

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

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------
                                                                                            Page(s)
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

PART II.  OTHER INFORMATION
---------------------------

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

EXHIBIT 11 - Computation of Earnings Per Share

EXHIBIT 31(A) Certificate of Chief Executive Officer

EXHIBIT 31(B) Certificate of Chief Financial Officer

EXHIBIT 32 Certificate of Chief Executive Officer and Chief Financial Officer

            UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2003                   December 31, 2002
                                                                            --------------------              --------------------
                                                                                  (Unaudited)
                           Assets
                           ------

Current assets:
Cash                                                                        $              6,253              $            237,600
Accounts receivable - trade, net                                                      15,240,632                        12,702,701
Inventories                                                                           13,493,783                        17,051,952
Deferred income taxes                                                                    240,000                           240,000
Prepaid expenses and other current assets                                                309,590                           215,987
                                                                            --------------------              --------------------
                                                                                      29,290,258                        30,448,240
                                                                            --------------------              --------------------

Property and equipment, net                                                            4,220,519                         4,175,208
                                                                            --------------------              --------------------

Other assets:
Goodwill, net                                                                            480,498                           480,498
Due from stockholders                                                                    357,412                           345,296
Other assets                                                                             667,138                           695,542
                                                                            --------------------              --------------------
                                                                                       1,505,048                         1,521,336
                                                                            --------------------              --------------------
                                                                            $         35,015,825              $         36,144,784
                                                                            ====================              ====================
            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
Accounts payable, trade                                                     $         10,199,930              $         10,212,291
Accrued expenses and other current liabilities                                         2,733,434                         2,608,466
Subordinated debenture, current portion                                                   83,631                            84,020
Long-term indebtedness, current portion                                                  225,215                           356,663
                                                                            --------------------              --------------------
                                                                                      13,242,210                        13,261,440
                                                                            --------------------              --------------------
Long-term liabilities:
Revolving line of credit                                                              16,539,624                        16,949,821
Subordinated debenture, non-current portion                                            1,074,986                         1,109,986
Long-term indebtedness, non-current portion                                               58,028                           110,510
Deferred rent expense                                                                     11,867                            30,419
                                                                            --------------------              --------------------
                                                                                      17,684,505                        18,200,736
                                                                            --------------------              --------------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares, $.01 par value,                              3,014                             3,014
201,438 shares of Series A and 100,000 shares of Series B issued and outstanding)
Common stock (authorized 30,000,000 shares, $.01 par value,                               82,249                            82,249
8,224,949 shares issued and outstanding at June 30, 2003 and
December 31, 2002)
Additional paid-in-capital                                                            15,208,441                        15,208,441
Accumulated deficit                                                                  (10,603,993)                       (9,644,606)
Accumulated other comprehensive loss                                                    (545,951)                         (904,340)
Stock subscription receivable                                                            (54,650)                          (62,150)
                                                                            --------------------              --------------------
                                                                                       4,089,110                         4,682,608
                                                                            --------------------              --------------------
                                                                            $         35,015,825              $         36,144,784
                                                                            ====================              ====================


    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                      2003               2002           2003             2002
                                                      ----               ----           ----             ----
Net sales                                         $ 17,838,657       $ 20,424,405   $ 32,855,567     $ 38,068,722
Cost of sales                                       15,203,203         16,424,626     28,471,974       30,852,829
                                                ------------------------------------------------------------------
Gross profit                                         2,635,454          3,999,779      4,383,593        7,215,893
Selling, general, and administrative expenses        2,374,812          3,093,790      4,866,374        5,792,514
                                                ------------------------------------------------------------------
Income (loss) from operations                          260,642            905,989       (482,781)       1,423,379
Other expense:
     Interest expense                                  249,247            403,415        488,088          754,243
     Other                                              (3,688)           (14,651)       (11,482)               -
                                                ------------------------------------------------------------------
                                                       245,559            388,764        476,606          754,243
                                                ------------------------------------------------------------------

Income (loss) before provision for income taxes         15,083            517,225       (959,387)         669,136

Income tax provision                                         -                  -              -                -
                                                ------------------------------------------------------------------
Net income (loss)                                 $     15,083       $    517,225   $   (959,387)    $    669,136
                                                ==================================================================


Comprehensive income (loss):
Net income (loss)                                 $     15,083       $    517,225   $   (959,387)    $    669,136
     Other comprehensive income (loss),
     Foreign currency translation adjustment           290,571            137,634        358,389           92,620
                                                ------------------------------------------------------------------
Comprehensive income (loss)                       $    305,654       $    654,859   $   (600,998)    $    761,756
                                                ==================================================================

Earnings (Loss) per share:
Basic                                             $       0.00       $       0.06   $      (0.12)    $       0.08
Diluted                                           $       0.00       $       0.05   $      (0.12)    $       0.06

Weighted average number of common shares
outstanding:
Basic                                                8,224,949          8,185,921      8,224,949        8,170,955
Effect of dilutive securities
      Conversion of preferred stock                  3,014,380          3,014,380                       3,014,380
      Common stock equivalents from
       warrants and options                            964,962                  -                               -
                                                ------------------------------------------------------------------
Diluted                                             12,204,291         11,200,301      8,224,949       11,185,335
                                                ==================================================================

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                             -------------------------------------------
                                                                                       2003                  2002
                                                                                       ----                  ----
Cash flows from operating activities:
Net income (loss)                                                            $         (959,387)     $          669,136
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
    Depreciation and amortization                                                       572,464                 687,944
    Provision for bad debts                                                             169,097                 169,369
    Compensation expense for stock options                                                    -                  19,800
    Other, net                                                                            7,500                       -
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                                     (2,627,028)             (4,322,165)
      Inventories                                                                     3,558,169                 860,189
      Prepaid expenses and other current assets                                        (246,625)               (154,760)
      Accounts payable, trade                                                           (12,361)                642,356
      Accrued expenses and other current liabilities                                    106,415                (544,494)
                                                                             ------------------      ------------------
Net cash provided by (used in) operating activities                                     568,244              (1,972,625)

Cash flows for investing activities:
     Advances on notes receivable, net                                                    9,423                   2,500
     Purchase of property and equipment                                                (166,937)               (515,621)
                                                                             ------------------      ------------------
Net cash used in investing activities                                                  (157,514)               (513,121)

Cash flows from financing activities:
     Net increase (decrease) in revolving loan indebtedness                            (410,198)              1,653,234
    Net Principal payments on notes payable and subordinated debt                      (219,317)               (577,405)
    Common stock issued by exercise of options and warrants                                   -                 601,623
                                                                             ------------------      ------------------
Net cash (used in) provided by financing activities                                    (629,515)              1,677,452

Effect of exchange rate changes on cash                                                 (12,562)                 92,620

Net decrease in cash                                                                   (231,347)               (715,674)
Cash, beginning of period                                                               237,600                 976,585
                                                                             ------------------      ------------------
Cash, end of period                                                          $            6,253      $          260,911
                                                                             ==================      ==================

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                    $          531,929      $          807,517
                                                                             ==================      ==================
   Cash paid for income taxes                                                $            7,403      $                -
                                                                             ==================      ==================


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

Certain reclassifications have been made for the period presented in the financial statements to conform to the classifications presented in 2003.

2. INVENTORIES

                          June 30, 2003         December 31, 2002
Finished goods             $ 10,598,630           $  13,815,563
Work in process                 519,951                 510,264
Raw materials                 2,375,202               2,726,125
                           ------------           -------------
                           $ 13,493,783           $  17,051,952
                           ============           =============

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

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 a)  (i)   Exhibit 11 - Computation of Earnings Per Share

     (ii) Exhibit 31(a) - Certification of Chief Executive Officer Required by Rule 13(a)-14(b) under the Securities Exchange Act of 1934

     (iii) Exhibit 31(b) - Certification of Chief Financial Officer Required by Rule 13(a)-14(b) under the Securities Exchange Act of 1934

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


                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.



                                /s/  ARVIN SCOTT
                                ---------------------------------------
Date: January 28, 2004          Arvin Scott, Chief Executive Officer, President
                                (Principal Executive Officer)


                                /s/ ROBERT W. ZIMMER
                                ----------------------------------------
                                Robert W. Zimmer, Chief Financial Officer
                                (Principal Financial Officer)