Form 10-K
period 2003-12-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-04-14
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number
                                     0-25198

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 36-3973627
        (State of Incorporation)               (IRS Employer Identification No.)

 11859 South Central Street, Alsip, Illinois               60803
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (708) 293-4050

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value                             Nasdaq SmallCap Market
-----------------------------                             ----------------------
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

Yes [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2, of the Act) Yes [ ] No [X]

         The aggregate market value of the Registrant's Common Stock held as of March 31, 2004, was approximately $16,231,722.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 31, 2004 as reported on the Nasdaq SmallCap Market, was approximately $11,857,678. Common Stock held by officers, directors and each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of Registrant's Common Stock, par value of $0.01 per share, outstanding as of March 31, 2004 was 10,893,773 shares.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I                                                                                                         1
         Item 1.  Business                                                                                     1
         Item 2.  Properties                                                                                  18
         Item 3.  Legal Proceedings                                                                           19
         Item 4.  Submission of Matters to Vote of Security Holders                                           19
PART II                                                                                                       20
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                       20
         Item 6.  Selected Financial Data                                                                     21
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations       23
         Item 7A. Quantitative and Qualitative Disclosure About Market Risk                                   34
         Item 8.  Financial Statements and Supplementary Data                                                 34
         Item 9.  Changes in and Disagreements With Accounting and Financial Disclosure                       34
         Item 9A. Controls and Procedures                                                                     35
PART III                                                                                                      36
         Item 10. Directors and Executive Officers of the Registrant                                          36
         Item 11. Executive Compensation                                                                      38
         Item 12. Security Ownership of Certain Beneficial Owners and Management                              42
         Item 13. Certain Relationships and Related Transactions                                              44
         Item 14. Principal Accountant Fees and Services                                                      46
PART IV                                                                                                       47
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                             47

                                     PART I

ITEM 1. BUSINESS(1)

OVERVIEW

         Our primary business is the manufacturing and marketing of brake and undercar parts, including brake rotors, brake drums, disc brake pads, remanufactured brake shoes, remanufactured calipers, new clutch kits, suspension and hydraulic parts for the North American Automotive aftermarket. Since the recent acquisition of certain North American assets of TRW Automotive's Kelsey-Hayes Company subsidiary in January 2004, which approximately doubled our size, we have expanded our breadth of brake and undercar parts and most importantly added such well established brands such as Powerstop, ValuMaxx and Autospeciality to our recognized Ultimate, Evolution and UBP brands.(1) We have entered into a licensing agreement for the use of the TRW trademark for premium quality brake rotors and drums and a supply agreement for TRW suspension parts. The branding campaign reflects management's desire to add value through increasing brand awareness and assisting our customers gain meaningful revenue growth with the professional installer. We have expanded our parts availability from under 10,000 parts to over 40,000 parts in the brake and undercar product segment. This product and brand extension has transformed us from a private label provider of brake parts to a complete brake and undercar parts provider with industry respected brands and market leading private label capabilities, therefore, enabling customers to consolidate all their brake and undercar parts requirements with one supplier. We manufacture over 90% of our friction products, 40% of our brake rotors (measured in revenues), remanufacture 100% of our brake calipers and purchase for resale the balance of our brake and undercar products from respected manufacturers throughout the world. An estimated 50% of our sales are marketed under our customers' private labels and the balance of our sales under our brands including the Autospeciality, Powerstop, ValuMaxx, Ultimate and UBP trademarks. Twenty percent of our 2003 revenues come from our wholesale products business in which we buy and sell fast moving automotive parts such as spark plugs, headlights and motor oils. In prior years, sales of wholesale products amounted to approximately ten percent of our total revenues. Typically, the margin in the commodity business is substantially less than the brake business.

         Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices, as they relate to forward looking statements, as actual results could differ materially from those projected in the forward looking statement.

         We operate two friction plants, an 83,000 square foot disc pad plant located in Brampton, Ontario and a 70,000 square foot brake drum lining and brake shoe remanufacturing plant in Walkerton, Virginia. Our friction business has experienced substantial growth since we acquired our first friction plant in September 1996. Unlike the brake rotor and drum product group, there is no material competition from offshore friction suppliers. In 2003, several friction suppliers based in Mainland China entered the North American aftermarket with an economy line of disc brake pads. We believe Chinese manufactured friction will gradually increase its marketshare with economy level products. We believe the barrier to entry in the premium friction category is significant due to the following reasons: (i) building brand acceptance is difficult due to safety related concerns; (ii) capital requirements are intensive; (iii) friction formulations are usually patented or highly classified; and (iv) the product foundation and production is an art as much as a science and requires highly experienced management. Our first plant in 1996 was located in a 17,500 square foot facility. Today we have 140,000 square feet dedicated to the friction manufacturing business. In November 2002, we launched our Evolution line of ceramic disc pads, developed by our research team at our Brampton, Ontario facility. Our Evolution disc pads are targeted at the professional installer. Parts Plus, Inc, a leading aftermarket programmed distribution group with over 2,000 Parts Plus stores and Car Care centers,



--------

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

selected Evolution ceramic disc pads as their Parts Plus Ceramic disc pad line in October 2003. Ceramic disc pad sales exceeded $1 million dollars in 2003 and are expected to double in 2004.


         We operate a state of the art brake rotor manufacturing plant at our Alsip, Illinois facility. We recently completed the relocation of the Kelsey-Hayes brake rotor plant from Carson, California to our Alsip facility. The consolidation of the two plants has eliminated and/or reduced redundant labor and certain fixed costs. We primarily manufacture brake rotors for our branded product offering. We believe that in order to satisfy the customer's request for maximum quality at the most competitive economics, we must have the flexibility to manufacture or source (primarily from China) brake rotors and drums. We believe the brake rotors we manufacture in the USA are superior in quality and value to the same parts supplied through plants located in China and "add value" to our customer relationships, providing us with a competitive edge over competitors who are exclusively marketers of imported brake drums and rotors. We also believe that we have improved our ability to source product in China through our strategic relationship with Wanxiang America Corporation, China's leading auto parts supplier to the OEM and aftermarket. See further detail regarding our relationship with Wanxiang America Corporation under "Line of Credit and Recent Financings."

         We acquired our brake caliper manufacturing business in the Kelsey-Hayes transaction. The brake caliper manufacturing plant is operated out of our Carson, California distribution center, formerly operated by Kelsey-Hayes Company. Calipers are used in the disc braking system. We offer semi-loaded and loaded calipers; loaded calipers are calipers that include the disc pads and associated hardware.

         The trend over the last year has favored growth in the private label segment as customers choose to support their own brands. We believe there has been a shift over the last several years by national buying groups and retailers to build their brand equity as opposed to supporting the Big Three brake manufacturing companies (Dana, Federal-Mogul and Honeywell) and their brands. However, the addition of our new brands will enable us to service that segment of the automotive aftermarket that desires nationally respected and trusted, branded product.

         With the additional product lines, product line coverage and respected brands we have positioned ourselves as one of the only full line alternatives to the Big Three brake companies. Our other competitors specialize primarily in one brake category which makes it more difficult for a customer to manage (one supplier for each category) from a marketing, supply and inventory management function. We believe there are substantial new growth opportunities by the way of cross selling related to the recent acquisition. Our customer base has more then doubled in number and our product line offering has increased, offering opportunities for new sales initiatives. We are hopeful of selling the new product lines acquired in the Kelsey-Hayes transaction to existing customers such as Parts Plus, National Pronto Association and Independent Auto Parts Association, in which we are an approved supplier for two or more brake categories.

INDUSTRY BACKGROUND

         Braking Systems. There are two primary types of braking systems for cars and light trucks. The first is a drum brake system, in which the braking action is created by a brake shoe being forced outward against the inside of a rotating drum. The second, and newer, system is a disc braking system, in which the braking action is created by two brake pads squeezing a rotor. Each vehicle has either one drum or one rotor at each wheel. In either case, the braking is initiated by the driver pressing a brake pedal, which causes a master cylinder to compress fluid in the vehicle's braking system, which, in turn, causes the fluid pressure to pass through a brake line to a hydraulic cylinder which causes the action of the brake shoes in a drum system or brake pads in a disc system.

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

         Frost & Sullivan estimates that sales of brake parts in the United States' aftermarket for passenger cars, sports utility vehicles and light trucks totaled $1.8 billion measured at manufacturer's level in 2002. This market grew by an estimated 4% in 2002, according to Frost & Sullivan.

         We believe the demand for aftermarket brake parts, will continue to grow because of the following factors:

         o An increasing number of vehicles on the road. New car sales were strong from 1998 through 2003; we expect vehicles sold during this time period to require replacement parts in 2004 to 2006.

         o An aging vehicle population, which creates the need for more replacement parts. The average age of light vehicles has been increasing since 1999. In 2004 the average age of a light vehicle is forecasted at 8.76 years according to Frost & Sullivan.

         o Increased production of front wheel drive vehicles, which create more wear on brake parts than rear wheel drive vehicles. Over 70% of all new vehicles are designed with front wheel drive.

         o A trend toward the use of affordable replacement brake rotors rather than resurfacing existing rotors. Historically, due to the high cost of new rotors, consumers and installers generally chose to resurface brake rotors rather than purchase replacement rotors. However, due to the availability of lower-cost replacement rotors, in recent years, consumers and installers are increasingly choosing to purchase replacement rotors.

         o Modern design innovations, including the automotive industry's shift to the production of an increased number of lighter-weight rotors and metallic brake pads. The newer metallic brake pads are abrasive and wear rotor surfaces much faster than the non-metallic pads used in the past. Lighter weight rotors are less costly than heavier rotors, and, when the rotors have worn down, it is generally more cost effective to discard rather than refurbish them.

OUR GROWTH STRATEGY

         Our strategy is to capitalize on the increasing demand for brake and undercar parts by being a highly focused competitive preferred brake parts supplier to the Automotive Aftermarket excelling in quality and delivery. We will distinguish ourselves by being first to market, and providing solutions to problematic applications.

         o Selling more product to our more then 500 customers by marketing additional brake and undercar categories, with the objective of becoming our customer's sole or primary source for their branded and private label brake and undercar requirements.

         o New product launches. We believe that products can be improved to perform better then the original equipment part; our focus is to deliver outstanding new products with feature and benefits that exceed our competition and the original equipment part.

         o Expansion of our high performance Powerstop products. Sales of high margin Powerstop products to sport and tuner car markets offer new and exciting growth opportunities.

         o Adding value by growing brand equity. We are targeting sales to the professional installer markets.

         o Continuing to address the growing demand for customers' private labels across all of our product lines.

         o Considering the acquisition of other specialty brake parts distributors and manufacturers.

PRODUCTS

         The brake parts we sell can be divided into two main categories: brake system and undercar parts. The brake system parts consists of friction, hydraulic and rotating parts (brake rotor and drum parts). The undercar parts consist of clutches and suspension parts. The friction category of parts consists of brake shoes for drum systems and brake pads for disc systems. Cylinders, brake calipers and brake hoses are examples of hydraulic parts. We manufacture some of these parts and act as a distributor for others. We manufacture disc brake rotors in our Alsip, Illinois facility. The Kelsey-Hayes rotor manufacturing plant was closed in December 2003 and production was moved to our Alsip, Illinois facility during the first quarter of 2003. We formulate and manufacture disc brake pads at our plant, located in Brampton, Ontario, Canada. At our plant in Walkerton, Virginia, we manufacture, brake shoes and drum brake lining. Calipers are remanufactured in our Carson, California plant. The remaining hydraulic parts we sell are all purchased from suppliers.

         We also offer a line of high performance brake parts marketed under our Powerstop brand. The Powerstop offering includes slotted and drilled brake rotors (manufactured in our Alsip, Illinois facility), PowerStop extreme performance disc pads and brake calipers. These products are primarily sold to specialty performance distributors who in turn sell them directly to the consumer. In the future we intend to expand our Powerstop product offering with additional brake and undercar performance products.

         We now supply a complete line of branded and private label brake and undercar parts to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America. Many of our competitors specialize in only one category, such as friction parts or drums and rotors. By offering a full line of products in several categories, we believe we have an advantage over those competitors offering products in fewer categories, in light of the industry trend toward consolidation of the number of suppliers of products.

WHOLESALE PRODUCT OPERATION

         We conduct a wholesale product operation from our headquarters facility in Alsip, Illinois, purchasing automotive items such as spark plugs, motor oil and freon, in large volume, at below market prices, and reselling these products at slightly higher prices. We make large-volume purchases of products on the open market, generally buying from domestic and foreign manufacturers and other warehouse distributors, and reselling these products to other warehouse distributors, mass market retailers and jobbers. These operations, while historically profitable, result in gross margins that are significantly lower than gross margins from our brake part operation. For the years ended December 31, 2003, 2002 and 2001, excluding sales from our former Hungarian foundry, net sales from our wholesale product operations accounted for approximately 22%, 10% and 8%, respectively, of our total net sales, and 23%, 8% and 5%, respectively, of our total gross profits.

MARKETING AND DISTRIBUTION

Marketing

         We organize our marketing operations around two principal customer groups: traditional aftermarket warehouse distributors and mass market retailers.

         Private Label Brake Parts Customers. We are one of the industry's leading providers of private label brake and undercar products, approximately 50%, are sold under our customers' private brand labels. Most aftermarket distributors are members of national buying/marketing groups and have developed their own private brand labels.

         We supply one or more brake product lines to the following marketing groups under the group's private label: National Pronto Association; IAPA; APA; and Parts Plus, Inc. We also supply national retailers such as Advance Auto Parts under their private brand labels.

         Branded Product Customers. Branded products are primarily targeted at the professional installer customer. We are building brand awareness through trade magazine promotions, training clinics and world class products.

         Sales/Marketing. Our Vice President of Sales manages our independent sales representative network through nine full time sales personnel. A Vice President-Marketing manages our marketing and product branding efforts.

         We believe we have retained some of the best independent sales representatives across the country. These representatives assist us with direct sales efforts, customer field work, trade shows and other marketing and sales activities. These independent sales representatives are compensated on a commission basis. Agreements with our independent sales representatives may be terminated at any time by either party, upon varying periods of notice dependent on the contract.

Distribution

         We believe we offer the quickest delivery service of any full-line national brake and undercar supplier in the US aftermarket through three strategically located distribution centers. We service our Midwest customers from a 263,000 square foot distribution center at our headquarters facility located in Alsip, Illinois. Our East coast customers are serviced from the former Kelsey-Hayes 88,000 square foot Parsippany, NJ warehouse. We service our West Coast customers from the former Kelsey-Hayes 192,000 square foot distribution facility in Carson, California. We consolidated our former 28,000 square foot southern California warehouse into the Kelsey-Hayes facility in March of 2004. We generally are able to fulfill customer orders quickly, as the industry demands, and, therefore, typically do not have a large order backlog. We generally ship orders to our brake parts customers within 72 hours days from the time the order is placed. In addition, we seek to maintain high fill rates for orders, and, accordingly, do not generally have a large number of back orders. Customers may place their stock orders by telephone, electronically or by facsimile. Deliveries are made from all warehouses, almost exclusively by common carrier.

MANUFACTURING

         In the first quarter of 2004, in order to reduce costs, we relocated the former Kelsey-Hayes rotor machining facility from Carson, California to our Alsip, Illinois facility, which was closer to our castings supplier. At present we have a capacity to machine approximately 300,000 rotors annually on a one-shift basis.

         In 1996, we acquired North American Friction, which at the time occupied a 17,000 square foot facility near Toronto, Ontario. Today, as a result of significant growth in the sales of friction products since we entered that market segment this operation currently occupies a 79,000 square foot facility in suburban Toronto, Ontario. We now offer a full line of friction grades in both riveted and integrally-molded disc brake pads. We were awarded ISO 9001 certification in July 1999 and BEEP (Brake Effectiveness Evaluation Procedure) certification in 2003. BEEP is becoming the industry benchmark to assess friction material performance.

         We acquired the Total Brake Industries assets in November 1999 and operate these assets from a 77,000 square foot leased facility in Walkerton, Virginia. This facility remanufactures brake shoes and brake shoe lining for use in this remanufacturing process. In addition, we sell drum brake shoe lining to third party customers.

         We acquired the brake caliper manufacturing business from Kelsey-Hayes in January 2004. The brake caliper manufacturing plant is operated out of our Carson, California distribution center formerly operated by Kelsey-Hayes. This plant remanufactures brake calipers. Calipers are used in the disc braking system. We offer semi loaded and loaded calipers; loaded calipers are calipers that include the disc pads and associated hardware.

SUPPLIERS AND RAW MATERIALS

Suppliers

         We centralize product selection and purchasing functions for our warehouse distribution business at our headquarters located in Alsip, Illinois. Most of the drums, rotors and hydraulic parts we sell are purchased from a variety of suppliers. We manufacture the vast majority of the friction parts that we sell. Currently, of the drums and rotors we purchase, approximately 70% are manufactured in the Peoples Republic of China and the remainder in Taiwan, Italy, Canada and the United States.

         In connection with a transaction under which we issued 201,438 shares of Series A Preferred Stock to Venture Equities Management, Inc., an affiliate of Wanxiang America Corporation and Wanxiang Group Corporation, one of the leading manufacturers of automotive parts in the Peoples Republic of China, we entered into a supply agreement with Wanxiang America Corporation. Under the supply agreement, we agreed to make annual purchases of parts from Wanxiang America Corporation totaling $5,000,000, provided the prices of the products we purchase from Wanxiang America are substantially comparable to the prices charged by other suppliers in the Peoples Republic of China for similar products. In the event we do not purchase $5,000,000 in products from Wanxiang America in a year, we are obligated under the agreement to pay Wanxiang America 20% of the difference between $5,000,000 and the amount we have purchased from Wanxiang America for products during the year. The agreement provides Wanxiang America with a right of refusal with respect to products we seek to purchase from other suppliers located in the Peoples Republic of China. The supply agreement has an indefinite term, but can be terminated by Wanxiang America at any time and by us if Wanxiang America materially fails to perform its obligations under the agreement, or if the number of shares of our common stock underlying the shares of Series A Preferred Stock owned by Venture Equities Management falls below a specified level. During 2003 we fulfilled our purchase requirements with Wanxiang. None of our suppliers provide a majority or all of our requirements for a particular product or product subcategory.

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

Raw Materials

         The main components used in our brake rotor manufacturing operations are iron castings. We primarily purchase castings from Waupaca Foundry, Inc., based in Wisconsin. The prices of castings fluctuate based on the scrap metal and energy costs. In the most recent three-year period, these prices have generally stayed within a range of 10% below to 10% above the price at the beginning of the period. In addition to Waupaca Foundry, we purchase castings from a foundry in Canada. Although we believe that we have developed good relationships with the foundries that supply our iron castings, any of these foundries could discontinue producing these castings for us at any time.

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

CORPORATE HISTORY

         Our wholly-owned subsidiary, Universal Automotive, Inc., an Illinois corporation, began operations in 1981 as a warehouse distributor of a wide variety of automotive aftermarket replacement parts servicing the Chicago area market. We were incorporated in Delaware in January 1994 to act as the holding company for several subsidiaries. In the early 1990's, we started shifting our focus to the brake parts segment of the business, and in 1996 we elected to discontinue our non-brake parts warehouse distributor operations due to the lower margins and declining growth prospects of this segment of the business. In January 2004, we began to operate the wholesale products operation under a new wholly owned subsidiary, The Automotive Commodity Connection, Inc. We currently conduct our business through the following subsidiaries:

         o        Universal Automotive, Inc.;

         o        Universal Brake Parts, Inc., an Ontario, Canada corporation;

         o Universal Automotive of Virginia, Inc., a Virginia corporation; and

         o The Automotive Commodity Connection, Inc., an Illinois corporation.

         Our principal executive offices are located at 11859 South Central, Alsip, IL 60803, and our telephone number is (708) 293-4050.

DISCONTINUED OPERATIONS

         We have discontinued the operations of two other subsidiaries. The first is eParts eXchange, Inc., which was discontinued in 2001 and which was unsuccessful in developing a business-to-business online exchange for automotive aftermarket parts. We have consolidated the telemarketing and outbound e-mail operations of eParts eXchange into our core business. The second subsidiary is UBP Hungary, Inc., a Delaware corporation, which we own and which owned UBP Csepel Iron Foundry, Kft., a Hungarian corporation, which operates a foundry in Budapest, Hungary. We sold our ownership interest in UBP Csepel as of December 31, 2001. We decided to exit the foundry business in 1999 due to continuing losses at the foundry and our belief that our stable relationship with Waupaca Foundry eliminated the need to develop an in-house capacity for manufacturing rotor castings. In our 1999 financial statements, we wrote down the carrying value of the foundry property to its estimated net realizable value. We also provided a reserve for costs of disposal and losses of the foundry before its disposal or liquidation. We wrote-off the balance of this investment in 2003. See "Business -- Discontinued Operations."

COMPETITION

         Our markets are highly competitive. We compete primarily on the basis of service, price, inventory availability, delivery time and responsiveness. We offer a full line of brake and undercar parts. We compete directly with other companies that offer full or multiple product offerings as well as single category value line distributors. We believe our complete product offering gives us an advantage over single line competitors and, thus provides an attractive alternative to the full line "Big Three" competitors.

         According to Frost & Sullivan, a leading industry analyst, the big three brake companies, Dana Corporation (Raybestos), Federal-Mogul (Wagner Brake Products) and Honeywell (Bendix) comprised an estimated 70% of the brake parts aftermarket in 2002. We believe the high concentration of business among the "Big Three" favors us for the following reasons:

         1. Dana Corporation has publicly stated its desire to divest itself of its $2.5 aftermarket business which includes its Raybestos brake product line, which accounts for the largest share of the aftermarket brake business, a 40% market share. The president of the Raybestos brake business resigned earlier in 2003. He joined an aftermarket remanufacturer and subsequently has been joined by other key executives of the Raybestos brake business.

         2. Federal-Mogul accounts for the second largest share of the aftermarket brake business, a 20% market share, and voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code in October 2001.

         3. Honeywell, with a 10% market share, has had their original equipment and aftermarket brake business for sale for the last three years, has now stated the business is not for sale.

         It appears that among the leading full line aftermarket brake suppliers, this is a time of uncertainty.

         We also compete with single category value line friction suppliers such as Morse Automotive and Satisfied Brake. Both companies are highly respected competitors that account for 5% to 8%, respectively, of the friction aftermarket according to Frost & Sullivan 2002 Report. We believe our full line offering offers an advantage for many customers who utilize these single line competitors through our full product line offering while effectively competing with products we believe are of comparable quality, price and value.

INTELLECTUAL PROPERTY

         We believe that our historic labels, UBP and Ultimate, are important to our marketing efforts. The UBP and Ultimate Braking Power trademarks have been registered with the United States Patent and Trademark Office and Canadian Trademarks Office. The Powerstop, ValuMaxx and Autospeciality brands, acquired from Kelsey-Hayes, and our license of the TRW brand in certain applications, also represent trademarks that have been federally registered. We cannot provide assurance that prior registrations or uses of these trademarks, or confusingly similar marks, do not exist in the United States. If prior registrations or uses exist, we might be precluded from using these trademarks in the United States. We cannot provide assurance that our trademarks would be upheld if challenged or that we would not be prevented from using the trademarks, either of which could have a material adverse effect on us.

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

EMPLOYEES

         As of December 31, 2003, we had 234 full-time employees, in the following areas:

         o        121 in manufacturing;

         o        71 in distribution;

         o        10 in sales and marketing; and

         o        32 in administration.

         With the acquisition of certain assets of Kelsey-Hayes, our full time employment as of April 1, 2004 totaled approximately 440 employees.

INSURANCE

         We maintain insurance in amounts and with coverages and deductibles that our management believes are adequate. The primary risks that we insure against are professional liability, workers' compensation, personal injury, bodily injury, property damage, business interruption and fidelity losses. We cannot provide assurance that our insurance will adequately protect us from potential losses and liabilities. We maintain key man term life insurance policies covering the life of Mr. Scott in the amount of $6,000,000 and Mr. Tzur in the amount of $1,000,000. The proceeds of these policies would be payable to us. We paid premiums of approximately $10,000 for these key man life insurance policies in 2003.

LINE OF CREDIT AND RECENT FINANCINGS

         Line of Credit. The Company had a credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory. The weighted average interest rates on the aforementioned revolving credit facility borrowings were 5.04 percent, 5.70 percent, and 8.68 percent for the years ended December 31, 2003, 2002, and 2001, respectively.

         The revolving line of credit had a term ending May 1, 2005 and an interest rate of prime plus 1.5% per annum. During 2001 the interest rate was changed from prime plus 0.5 percent per annum. The line of credit is subject to an ongoing option to convert to LIBOR plus 2.5 percent per annum. A term loan was payable in monthly principal installments of $18,705 and bore interest at prime plus 0.75 percent per annum.

         The LaSalle agreement contained certain limitations on dividends and capital expenditures and requires the Company to satisfy a certain financial test concerning defined minimum tangible net worth. The entire credit facility was secured by a first lien on the inventory and accounts receivable of the Company.

         At December 31, 2003, approximately $269,000 was available for borrowing under the revolving credit line. On January 12, 2004 the LaSalle credit facility was replaced with a new credit facility from Congress Financial Corporation ("Congress").

         In connection with the purchase of certain assets of Kelsey Hayes Company, we entered into a revolving line-of-credit agreement with Congress, replacing the LaSalle indebtedness. The revolving line-of-credit is for up to $35,000,000 based on eligible accounts receivable and inventory. The revolving line-of-credit has a term ending January 12, 2007 and an interest rate of prime plus .50% per annum. The line is subject to an on-going option to convert to LIBOR plus 2.75% per annum.

         The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). The revolving line-of-credit is fully secured by a first lien on the inventory and the accounts receivable of the Company.

         Issuance of Convertible Notes to Global Capital Funding Group, L.P. On July 3, 2003 we sold a $1,550,000 unsecured convertible note to Global Capital Funding Group, L.P. (Global). This note was sold at a discounted amount of $1,240,000 and is due July 2005. This note provides, among other provisions, for voluntary conversion at the option of the noteholder. The conversion price is equal to the greater of the weighted average sales price for the ten business days immediately prior to the date of conversion or $0.35. We will issue a total of 1,139,706 shares if the conversion price is at $1.36 per share, which was the costing price on December 31, 2003; however, we will issue a total of approximately 4,430,000 shares if this note is exercised at a conversion price of $0.35 per share. We will not know the exact conversion price until we receive a request for conversion. In connection with the issuance of this note, the investor received a warrant to purchase 250,000 shares of our common stock. The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $1.20 per share. In addition to the common stock purchase warrant issued to Global, we also issued to a financial advisor a common stock purchase warrant for 200,000 shares of our common stock. This warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $1.16 per share. These warrants were valued at $124,853 and were recorded as a deferred financing fee. Total fees and expenses paid in cash were $163,250 and have been recorded as deferred financing fees. These costs will be amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $292,505.

         On November 26, 2003 we issued an unsecured convertible note in the original amount of $1,200,000 to Global Capital Funding Group, L.P. (Global II - an affiliate of Global) for an aggregate price received at closing of $960,000. The note provides for a lump sum payment of $1,200,000 on November 26, 2005. In addition the note contains a voluntary conversion at the option of the note holder at a conversion price of the lesser of $3.00 per share or of 95% of the volume weighted average sales price for 10 trading days immediately prior to the notice date of conversion except than in no event will the conversion price be less than $0.35 per share. We also issued 250,000 warrants to Global II and 50,000 warrants to a financial advisor. The Global II warrants are exercisable over five years at a price of $1.92 per share. The warrants issued to the financial advisor are exercisable over five years at $1.90 per share. The warrants were valued at $106,300 and were recorded as a deferred financing fee. Cash fees and expenses of $110,500 were incurred in connection with securing this loan and were also recorded as a deferred financing fee. These deferred financing fees are being amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $216,800.

         On January 15, 2004 we issued an unsecured convertible note in the face amount of $300,000 to GCA Strategic Investment Fund Ltd, an affiliate of Global Capital Funding Group , L.P. for aggregate proceeds received at closing of $240,000. The note provides for a lump sum payment of $300,000 on January 15, 2006. In addition the note contains a voluntary conversion at the option of the note holder at a conversion price of the lesser of $3.00 per share or 95% of the volume weighted average selling price for the 10 trading days immediately prior to the notice date of conversion except that in no event will the conversion price be less than $0.35 per share.

         Issuance of Secured Convertible Notes to Laurus Master Funds, Ltd. On October 31, 2003 we issued a secured convertible note to Laurus Master Funds Ltd. (Laurus) in the principal amount of $2,500,000 which is payable in 33 equal monthly installments beginning January 31, 2004 and is secured by a first lien on our fixed assets. Interest is payable at the prime rate plus two percent (6.0% as of December 31, 2003). The note provides that payments of principal and interest may, at our sole option, be made in cash or shares of our common stock. The payment of principal and interest may be made in our common stock if the closing price for the five trading days preceding the payment date is at least $1.30 per share. The conversion price was reduced from $1.39 to $1.30 per share effective January 9, 2004. If our common stock is not $1.30 per share for the five days preceding the payment date then the conversion price will be 90% of the lowest closing price for the 22 trading days prior to the payment date, with a floor conversion price of $0.50 per share. If the payment of principal and interest is made in cash, then the amount due will be 103% of the amount which would otherwise be due. We also issued 350,000 warrants to Laurus and 312,500 warrants to a financial advisor. The Laurus warrants are exercisable over five years at a price of $1.60 to $2.02 per share. The warrants issued to the financial advisor are exercisable over five years at $1.60 per share. The warrants were valued at $206,347 and were recorded as a deferred financing fee. Cash fees and expenses of $393,650 were incurred in connection with securing this loan and were also recorded as a deferred financing fee. These deferred financing fees are being amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $583,345. The indebtedness under the Laurus note was increased to $4,500,000 in the aggregate in January 2004 simultaneous with the closing of the Congress Financial Corporation loan.

         On January 9, 2004 the Company issued a secured convertible note to Laurus Master Funds Ltd. (Laurus) in the principle amount of $2,000,000 which is payable in 33 equal monthly installments beginning April 1, 2004 and is secured by a first lien on the fixed assets of the Company, including the fixed assets acquired in connection with the acquisition of certain assets of the Kelsey Hayes Company. Interest is payable at the prime rate plus two percent (6.0% as of January 9, 2004). The note provides that payments of principal and interest may, at our sole option, be made in cash or shares of our common stock. The payment of principal and interest may be made in our common stock if the closing price for the five trading days preceding the payment date is at least $1.30 per share. If our common stock is not $1.30 per share for the five days preceding the payment date then the conversion price will be 90% of the lowest closing price for the 22 trading days prior to the payment date, with a floor conversion price of $0.50 per share. If the payment of principal and interest is made in cash then the amount due will be 103% of the amount which would otherwise be due. We also issued 280,000 warrants to Laurus and 250,500 warrants to a financial advisor. The Laurus warrants are exercisable over five years at a price of $1.60 to $2.01 per share. The warrants issued to the financial advisor are exercisable over five years at $1.76 per share.

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

         Wanxiang America is based in Elgin, Illinois, and is the United States home office of Wanxiang Group Companies, a leading supplier of auto parts to the automotive aftermarket and original equipment manufacturers based in the Peoples Republic of China. The shares of Series A Preferred Stock are currently convertible into a total of 2,014,380 shares of our common stock, subject to increase on a weighted average anti-dilution basis with respect to stock and stock equivalent issuances below $1.39 per share. In connection with the purchase agreement for the Series A Preferred Stock, we also issued to Wanxiang three warrants to purchase a total of 4,100,000 shares of our common stock. Two of these warrants, exercisable for 1,600,000 shares in the aggregate, have lapsed. The remaining warrant, to purchase 2,500,000 shares of our common stock, is only exercisable upon the occurrence of events of default specified in the warrant.

         The purchase agreement relating to the Series A Preferred Stock and related documents contain other agreements among the parties, including:

o a registration rights agreement pursuant to which we have now registered shares of our common stock into which the Series A Shares are convertible (before anti-dilution adjustments);

o a stockholders agreement among us, VEMI and three of our founders, Arvin Scott, Yehuda Tzur and Sami Israel, granting to VEMI certain rights of first refusal, a contingent proxy as to some of the founders' shares and a voting agreement to ensure two of nine board seats to VEMI's designees; and

o a supply agreement between us and Wanxiang America requiring us to purchase a minimum quantity of product from Wanxiang America each year and giving Wanxiang America a right of first refusal to supply Chinese-manufactured parts on competitive terms and conditions.

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

         On October 31, 2001 we completed a restructuring of the $4,500,000 subordinated debt held by FINOVA. The restructuring resulted in the following:
(i) FINOVA surrendered to us all of its holdings in our common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) our payment of $1,000,000 to FINOVA; (iii) issuance to FINOVA of $2,000,000 of Series B Preferred Stock ($0.01 par value); and (iv) the amendment of the debenture to a reduced principal balance of $1,500,000. The amendment to the debenture also reduced the interest rate from 12.25% to 7.0% and required us to reduce the outstanding balance by $500,000 over time, which payments have been made, with a final payment of $1,000,000 due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of our common stock of $1.89 per share on the date of the restructuring, would have allowed FINOVA to receive 322,619 shares of common stock. This transaction resulted in an ordinary gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) for the year ended December 31, 2001. The Series B Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at our option and is convertible into 1,000,000 shares of common stock for which we provided FINOVA with registration rights.

         In connection with our financings with Global and Laurus, we further amended the FINOVA credit agreement to provide as follows:

         o On October 8, 2003 as an inducement for Finova to approve the additional financing from Global Capital Funding Group, L.P. the Company paid a consent fee of $50,000, capitalized as a deferred financing cost.

         o On October 31, 2003 as an inducement for Finova to approve the additional financing from Laurus Master Funds, we amended the subordinated debenture. This amendment resulted in the following: (i) our payment of $250,000; (ii) the interest rate increase from 7.0 percent to 8.0 percent; (iii) monthly installment payments of $25,000 beginning January 1, 2005 through July 1, 2005; (iv) a final payment of $575,000 on July 11, 2005; and (v) our payment of a consent fee of $12,000, capitalized as a deferred financing cost.

AVAILABLE INFORMATION

         We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.universalbrake.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

WE HAVE NOT EARNED PROFITS AND CANNOT ASSURE YOU THAT WE WILL BECOME PROFITABLE.

         From 1996 through 2003, we lost a total of approximately $13,900,000, including losses from our Hungarian foundry and eParts eXchange operations, which were sold as of the end of 2001. Although 2002 was a profitable year, we incurred losses in excess of $4,200,000 in 2003. We have a plan for achieving profitability which involves improving our balance sheet, gaining market share in the market for friction brake products, enhancing the efficiency of our manufacturing operations, improving brand awareness for our products and developing new, higher-margin friction products. See "Business - Our Strategy." However, we cannot assure you that this plan will succeed and, if it does not, we may not achieve or sustain profitability.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH COULD REDUCE OUR ABILITY TO EXPAND OUR BUSINESS AND LIMIT OUR FINANCIAL FLEXIBILITY.

         We have now, and will continue to have a significant amount of debt. As of December 31, 2003, giving effect to the restructuring of a subordinated debenture held by FINOVA Mezzanine Capital Inc. and the new debt issued to Laurus and Global, we had approximately $17.7 million in debt, and stockholders' equity of approximately $2.6 million. Our debt-to-equity ratio was therefore approximately seven times. In connection with the Kelsey-Hayes acquisition we acquired significant assets by increasing our borrowings through a combination of a significantly larger line of credit with Congress Financial and a series of convertible debt financings with two separate lenders, which significantly increased our leverage and debt to equity ratio. The amount of our debt could have important consequences to you. For example, it could:

         o increase our vulnerability to general adverse economic and industry conditions;

         o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, product development efforts and other general corporate requirements;

         o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         o place us at a competitive disadvantage compared to those of our competitors who have less debt;

         o        limit our ability to pay dividends;

         o limit, along with the financial and other restrictive covenants relating to our debt, among other things, our ability to borrow additional funds; and

         o        make it more difficult for us to complete acquisitions.

IF WE ARE UNABLE TO MAINTAIN OUR LINE OF CREDIT OR SERVICE OUR CONVERTIBLE DEBT, OR IF INTEREST RATES SHOULD RISE SIGNIFICANTLY, THIS COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON OUR FINANCIAL CONDITION.

         We have a line of credit under a credit agreement we entered into with Congress Financial Corporation. We depend significantly on the line of credit to fund our purchases of inventory, payroll, freight charges, commission expenses and other expenses. The line of credit is scheduled to expire on January 12, 2007. We may not be able to renew this line of credit, or obtain another line of credit, on similar terms, if at all. If we cannot renew this line of credit or obtain a replacement line of credit, this will significantly impair our ability to fund our operations. If we are able to renew this line of credit or obtain a replacement line of credit only on less favorable terms, the increased interest expense or other costs of the new line of credit will make it more difficult for us to achieve profitability. Additionally, our line of credit contains several covenants which are tied to our operations and certain financial ratios. Should we breach any of these covenants, there is a potential that the lender will seek to terminate the line of credit.

         Our line of credit with Congress Financial Corporation and our loan agreements with our three convertible debt lenders and with FINOVA all have cross default provisions, as well as affirmative and negative covenants, which require consent for certain actions and prohibit certain other actions without their consent. We must use great caution to ensure that none of these negative or affirmative covenants are triggered, to avoid default under all the loans. This may in certain instances restrict the scope of our activities, to the extent we are unable to obtain the lenders' consent.

OUR ABILITY TO GROW AND IMPROVE OUR FINANCIAL PERFORMANCE DEPENDS ON FACTORS SUCH AS OUR ABILITY TO GAIN ADDITIONAL MARKET SHARE, EXPANSION OF OUR MANUFACTURING CAPABILITIES, POSSIBLE ACQUISITIONS OF OTHER MANUFACTURERS OR DISTRIBUTORS AND INCREASING SALES TO EXISTING CUSTOMERS.

         Our ability to grow and improve our financial performance will depend in part on the following factors:

         o our ability to gain additional market share for friction brake products;

         o the purchase of additional manufacturing machinery and brake rotor molds to increase the different types of brake rotors we manufacture;

         o the possible acquisition of other brake parts manufacturers or distributors on favorable terms; and

         o our ability to increase sales to current customers and maintain or increase our profit margins with them.

         While we regularly evaluate and discuss possible acquisitions, we have not entered into any commitment, agreement or understanding with any potential acquisition candidates, and we cannot assure you that we will be successful in locating suitable acquisition candidates or that any additional acquisitions will be completed in the future. See Item 1, "Business -- Our Strategy." In addition, we cannot assure that any operations that we may acquire can be effectively and profitably integrated into our business, or that any future expansion of our operations or acquisitions will not have a negative effect on our operating results, particularly during the periods immediately following any expansion or acquisition.

TRADING IN OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET MAY BE TERMINATED

         On January 21, 2003, Nasdaq notified us that our stock price had dropped below $1.00 per share and that if the trading price did not increase to over $1.00 per share for a minimum of ten consecutive trading days by July 21, 2003, Nasdaq would initiate proceedings to cause our common stock to be delisted from trading on the Nasdaq SmallCap Market. We were able to maintain our Nasdaq listing due to a subsequent rise in our stock price; however, there is an ongoing risk of delisting should our stock price decline in the future. We may also be subject to a risk of Nasdaq delisting if we fail to maintain a minimum net worth of at least $2,500,000 and the value of the public float on our common stock is less than $35,000,000. In the event of a delisting, our shares could only be traded on over-the counter bulletin board system. This method of trading could significantly impair our ability to raise new capital and adversely impede future trading of our stock. In addition, it could result in increased dilution to shareholders, due to the rights of our convertible note lenders to convert their loans into an increasing number of shares linked to declines in share price.

         In the event that our common stock was delisted from the Nasdaq SmallCap Market, we likely would become subject to special rules, called penny stock rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

         In the event that our common stock becomes characterized as a penny stock, our market liquidity could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and the ability of owners of our common stock to sell shares in the secondary market.

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

OUR BUSINESS WILL SUFFER IF WE CANNOT SUCCESSFULLY COMPETE WITH OTHER COMPANIES IN OUR INDUSTRY, MANY OF WHOM HAVE FAR GREATER RESOURCES THAN US.

         Our markets are highly competitive. As a brake parts manufacturer and distributor, we compete directly with other brake parts manufacturers and distributors, including: Aimco and Raybestos Brake Products, which are divisions of Dana Corporation; Wagner Brake Products, a division of Federal Mogul; and Bendix, a division of Honeywell. We also compete with numerous value-line distributors specializing in one or more specific brake categories, including Morse Automotive and Satisfied Brake. Many of our competitors are larger and have greater capital, management and other resources than we have, and we cannot assure you that we will continue to compete successfully with these businesses.

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

         We have historically sourced most of our finished product imports of drums and rotors from China. In 2003, our largest supplier of drums and rotors experienced a fire, which resulted in a disruption of supply of product, and our second largest supplier also experienced problems in timely delivery of product to us, which adversely impacted our ability to fill orders and resulted in the loss of certain customers. Since that time, we have resumed purchases from these suppliers and taken steps to ensure that similar supply chain interruption will not occur in the future; however, there can be no absolute assurances that this will be the case. We have regained certain of the lost customers and have also developed new customers; however, this supply chain interruption had a significant impact on 2003 operations.

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

         Our executive officers and members of our board of directors, as a result of their ownership of common stock and options to purchase shares of our common stock, beneficially own a significant minority percentage of our voting stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." By virtue of this ownership, these individuals can exercise control over our business, policies and affairs and exert substantial influence over the election of our directors, and the approval or disapproval of actions requiring a shareholder vote. Accordingly, you may have no effective voice in our management. This concentration of stock ownership could have the effect of delaying or preventing, and may discourage attempts to bring about, a change in control or the removal of our existing management. These negative effects would become even more likely if these members of our management and board of directors agreed to vote their shares in a similar manner as Venture Equities Management, Inc. which, as discussed below, owns a substantial percentage of our voting stock.

         Venture Equities Management, Inc., or "VEMI," by virtue of its holding 201,438 shares of Series A Preferred Stock, currently convertible into 2,014,380 shares of our common stock (subject to anti-dilution adjustment rights), beneficially owns approximately 18% of our voting stock assuming conversion of all preferred stock to common. In connection with the issuance of the Series A Preferred Stock, VEMI and its affiliates were granted numerous rights, including VEMI's right to designate two members of our board of directors. As a result, VEMI has significant influence over decisions on matters such as a change of control, the removal of our management or similar matters. If VEMI agreed to vote its shares in the same manner as the members of our management and board of directors, these shareholders would have the ability to ensure the approval of any of these types of decisions. VEMI also owns a "default warrant" to purchase 2,500,000 shares of our common stock which would become exercisable if any of several events of default, as defined in the default warrant, occur. There are numerous events which would constitute an event of default under the default warrant, and if our financial condition deteriorates or should we fail to make timely payments on our accounts payable to Wanxiang America Corporation, an affiliate of VEMI, or otherwise default in our supply agreement with Wanxiang America Corporation and fail to cure the same. VEMI could be entitled to purchase the shares underlying this warrant at a substantial discount to the current price of our common stock. In addition, Mr. Tzur and Mr. Scott, our two largest individual shareholders, have granted a proxy to VEMI or its designees which will give it power to vote their shares if specified events of default of occur, in some cases without exercising the default warrant. If any of these events of default occurred, and VEMI exercised all of the warrants held by it, it could acquire a significant minority percentage of our voting power, assuming exercise of the default and common stock warrants. If VEMI held this percentage of our voting power, it could control the outcome of votes on matters such as a change of control, the removal of our management, or similar matters, regardless of whether it voted its shares in the same manner as our executive officers and directors.

WE COULD BE SUBJECT TO CLAIMS BASED ON THE USE OF ASBESTOS

         Brake parts have continued to evolve over the years, with substantial improvements in product formulations over time. For example, new materials such as ceramics have been introduced into the marketplace. In 1999, we acquired from Total Brake Industries a factory in Walkerton, Virginia, pursuant to an asset purchase agreement.

Prior to the acquisition, products manufactured at the facility contained asbestos. Shortly following the acquisition, we converted our product formulation to a non-asbestos formulation and since that time no products manufactured at the factory contain asbestos. We are not aware of any claims having been made at any of our facilities related to asbestos exposure, but a risk exists that persons may seek to assert that this exposure was related to our operations, which could subject us to liability. Additionally, persons may seek to assert that our operation as a warehouse distributor prior to 1996 may have resulted in the sale of products that contained asbestos.

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

THERE ARE NUMEROUS OUTSTANDING WARRANTS AND CONVERSION RIGHTS TO PURCHASE SHARES OF OUR COMMON STOCK, WHICH COULD IMPAIR OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL ON FAVORABLE TERMS.

         Venture Equities Management, Inc.'s warrant to purchase 2,500,000 shares would become exercisable if any of several events of default specified in the warrant occur. We have also issued warrants for various other purposes which are still outstanding. As December 31, 2003, there were other warrants to purchase a total of 3,318,302 shares of our common stock outstanding, (in addition to the other warrants referred to above). In connection with the financing of the Kelsey-Hayes asset acquisition we have issued significant sums of convertible debt with conversion prices tied in certain instances to our common stock market price, and with significant additional dilution possible in the event of decline in such price; such lenders also received certain warrants to purchase our common stock. In addition, placement agents involved in the placement of such debt, as well as other investment advisors to us have been issued significant additional warrants, which if exercised could result in substantial dilution.

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

FUTURE SALES OF SECURITIES HELD BY OUR OFFICERS, DIRECTORS OR THE HOLDERS OF OUR PREFERRED STOCK COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE.

         The shares beneficially owned by officers and directors, 3,014,000 shares issuable upon conversion of preferred stock (subject to possible increased due to anti-dilution adjustment) and shares issuable upon exercise of outstanding warrants (except to the extent the shares underlying the same are already registered by us) are "restricted securities" under Rule 144 promulgated under the Securities Act and may not be resold except pursuant to a registration statement effective under the Securities Act or pursuant to an exemption from registration, including the exemption provided by Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of other conditions, a person who has owned restricted shares of common stock for at least one year is entitled to sell these shares subject to the volume limitations prescribed by Rule 144. Shares issuable upon conversion of our Series

A and Series B Preferred Stock are presently eligible for sale under Rule 144 (and we have also registered the shares into which they are convertible pursuant to registration statements filed in 2003) and, therefore, may become freely tradeable, at an earlier date. In addition, the shares issuable to the holders of our convertible debt have the right to convert the principal and interest owing under their loans into registered common stock, and the holders of warrants associated with the placement of such debt also have conversion rights into equity. The shares held by our officers, directors and affiliates are presently eligible for sale under Rule 144. Future sales of shares of common stock by our officers and directors under Rule 144, or by the holders of the Series A and B Preferred Stock to the extent these shares are converted into the common stock, could cause the price of our common stock to decline.

THE MARKET FOR OUR STOCK IS LESS ACTIVE THAN THAT OF MANY OTHER STOCKS INCLUDED IN THE NASDAQ STOCK MARKET, WHICH COULD MAKE IT DIFFICULT TO SELL SHARES WHEN DESIRED.

         Although our stock is included in the Nasdaq SmallCap Market, it is less actively traded than the shares of many of the other companies included in Nasdaq. The volume of trading in our stock on the Nasdaq SmallCap Market is frequently low, which means that you may have difficulty selling the shares at a time when you desire.

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

ITEM 2. PROPERTIES

         The following table sets forth the general location, principal uses and approximate size of our principal properties, along with annual lease payments and expiration of the leases:

                                                        APPROXIMATE
                                                            AREA        ANNUAL LEASE        LEASE
          LOCATION                      USE            IN SQUARE FEET     PAYMENTS        EXPIRATION
          --------                      ---            --------------   ------------      ----------
          Alsip, Illinois      Company headquarters         263,000     $    763,308    October 2004
                               and distribution
                               center
          Walkerton,           Strip lining production       77,000     $     72,000     August 2009
          Virginia             and brake shoe
                               remanufacturing
          Brampton,            Brake pad                     79,300     $    260,000   February 2012
          Ontario              manufacturing
          Canada
          Compton,             Distribution center           28,200     $    172,100     August 2004
          California           Distribution center
          Carson, California   Distribution center          192,000     $  1,303,361      March 2007
          Parsippany, NJ                                     88,000     $    659,640      March 2007


         All of the leases on the above properties are with unaffiliated third parties. We believe our facilities are of sufficient size to accommodate our current employees and operations. We have no agreements, understandings or arrangements with regard to any additional space as of the date of this document. In February, 2004, we moved our Compton, California inventory into the Carson, California facility. We are presently in negotiation for a long-term extension of our Alsip, Illinois lease.

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

         On February 27, 2003, we were named as a defendant in a lawsuit filed in St. Louis County, Missouri, making allegations similar to those made in the lawsuits which were dismissed. We received notice from the court that this lawsuit, naming us as a defendant and claiming alleged liability in connection with the sale and distribution of brake parts containing asbestos, was voluntarily dismissed without prejudice by the plaintiff.

         Our current liability insurance policy does not cover asbestos related claims. We have not yet established a reserve against potential liability with respect to these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is included in the Nasdaq SmallCap Market under the symbol "UVSL." We had issued warrants in connection with our initial public offering which had been registered (and quoted under the symbol "UVSLW") but all such warrants have since either been exercised or lapsed, due to their expiration.

         As of March 31, 2004, there were 545 holders of our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share for the common stock and the redeemable common stock purchase warrants as reported by the Nasdaq SmallCap Market.

                                  COMMON STOCK

                          HIGH       LOW
                          ----       ---
2002
First Quarter             $3.30      $2.20
Second Quarter            $2.45      $1.50
Third Quarter             $1.90      $0.67
Fourth Quarter            $1.55      $0.68

2003
First Quarter             $0.86      $0.85
Second Quarter            $1.05      $0.53
Third Quarter             $1.25      $0.97
Fourth Quarter            $1.70      $1.19

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                          HIGH       LOW
                          ----       ---
2002
First Quarter             $1.53      $0.56
Second Quarter            $0.75      $0.30
Third Quarter             $0.68      $0.26
Fourth Quarter            $0.70      $0.06

2003
First Quarter             $0.11      $0.04
Second Quarter            $0.55      $0.04
Third Quarter             $0.82      $0.45
Fourth Quarter            $1.09      $0.64

         On March 31, 2004, the last reported sale prices of our common stock and included on the Nasdaq SmallCap Market was $1.49. Our redeemable stock purchase warrants expired on January 31, 2004.

         On April 19, 2001, we received a notice from The Nasdaq Stock Market that we were not in compliance with a Nasdaq rule requiring that we have net tangible assets in excess of $2,000,000 in order to maintain our inclusion in the market. On August 17, 2001, Nasdaq conducted a hearing before its Listing Qualifications Panel at which we presented information regarding of the then-proposed issuance of the Series A Preferred Stock. The issuance of the Series A Preferred Stock was completed on August 30, 2001 and Nasdaq advised us that the transaction brought us back in compliance with its net tangible assets requirement. See "Supplemental Financial Information - Line of Credit and Recent Financings." On October 16, 2001, Nasdaq notified us that the Listing Qualifications Panel had ruled in favor of our continued inclusion in the Nasdaq Stock Market.

         On January 21, 2003, Nasdaq notified us that the trading price of our common stock had dropped below $1.00 per share and that if the trading price did not increase to over $1.00 per share for a minimum of ten consecutive trading days by July 21, 2003, Nasdaq would initiate proceedings to cause our common stock to be delisted from trading on the Nasdaq SmallCap Market. The stock price subsequently rose above $1.00 per share for ten consecutive trading days and the Nasdaq delisting issue was thereby terminated.

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

         Each public warrant originally entitled the holder to purchase, at any time until December 15, 1999, one share of our common stock at an exercise price of $7.00 per share, subject to certain adjustments based upon anti-dilution protections. In December 1999, we extended the expiration date of these warrants to December 31, 2000, and reduced their exercise price from $7.00 to $2.25 per share. We later extended the expiration date of these warrants on three additional occasions. The latest extension, in May 2002, changed the expiration date to August 15, 2003. On June 2, 2003 the Company reduced the price on these warrants to $0.50 per share from $2.25 per share and extended the expiration date to August 15, 2003. On July 28, 2003 the Company further extended the expiration date of the warrants to January 31, 2004. A total of 393,148 and 142,350 of these warrants were exercised during 2003 and 2002, respectively providing total proceeds of $196,574 and $320,287.50, respectively.

         During the quarter ended December 31, 2001, we issued 100,000 shares of our Series B Preferred Stock in a transaction not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Series B Preferred Stock was issued to FINOVA Mezzanine Capital Inc. ("FINOVA") in connection with the restructuring of certain indebtedness which we owed to FINOVA. The consideration which we received in connection with the issuance of the Series B Preferred Stock was a redemption of indebtedness owed to FINOVA from $4,500,000 to $1,500,000 and reduction of the interest rate from 12.25% to 7.0%. This indebtedness has been further reduced as set forth in "Restructuring of Subordinated Debenture held by FINOVA Mezzanine Capital, Inc."

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our financial statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from audited financial statements not included herein. The pro forma data are based on the circumstances described in the accompanying footnotes.

,



                                                                (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                                                      YEARS ENDED DECEMBER 31,(1)
                                                ----------------------------------------------------------------------------
                                                     2003            2002           2001            2000            1999
                                                ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Net sales                                       $     59,303    $     69,855    $     71,823    $     69,944    $     67,752
Cost of sales                                         51,765          57,529          61,116          57,767          54,472
                                                ------------    ------------    ------------    ------------    ------------
  Gross profit                                  $      7,538    $     12,326    $     10,707    $     12,177    $     13,280
Selling, general and administrative expenses            9415          10,317          10,633          11,572          10,810
Other Operating Expenses                                 248              98             792             320             160
Loss from Hungarian Operations                            --              71             295              --           4,337
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) from operations                   $     (2,125)   $      1,840    $     (1,013)   $         28    $     (2,027)
Other expense (income):
  Interest expense                                     1,057           1,398           2,503           2,593           2,025
  Non-cash expense related to the issuance of
    warrants                                             648              --              --              --              --
Gain in debt restructuring                                --              --            (830)             --              --
  (Gain) loss on disposition of assets                     6             (49)             --             110          (1,153)
  Other                                                  405              --            (148)           (125)            (10)
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) before provision (benefit) for
  income taxes                                  $     (4,241)   $        491    $     (2,538)   $     (2,293)   $     (2,889)
Income taxes                                              --              --             440             (33)            398
                                                ------------    ------------    ------------    ------------    ------------
Income (loss)                                   $     (4,241)   $        491    $     (2,978)   $     (2,260)   $     (3,287)
Issuance of preferred stock with beneficial
conversion feature and warrants                           --              --            (431)             --              --
                                                ------------    ------------    ------------    ------------    ------------
Net less available to common stockholders       $     (4,241)   $        491    $     (3,409)   $     (2,260)   $     (3,287)
                                                ============    ============    ============    ============    ============
Earnings per share (2):
Basic net income (loss) per common share        $      (0.51)   $       0.06    $      (0.45)   $      (0.32)   $      (0.48)

Dilutive net income (loss) per common share     $      (0.51)   $       0.04    $      (0.45)   $      (0.32)   $      (0.48)

Weighted average common shares outstanding         8,394,763       8,198,174       7,553,141       7,008,438       6,789,582
Effect of dilutive securities
    Conversion of preferred stock                         --       3,014,380              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
                                                   8,394,763      11,212,554       7,553,141       7,008,438       6,789,582
                                                ============    ============    ============    ============    ============


                                                               YEAR ENDED DECEMBER 31, (1)
                                         ------------------------------------------------------------------------
                                              2003          2002           2001           2000           1999
                                         ------------   ------------   ------------   ------------   ------------
Balance Sheet Data:
  Working capital                        $     12,325   $     17,187   $     18,023   $     16,238   $     18,250
  Total assets                                 32,550         36,145         40,038         42,983         43,160
  Long-term debt, less current portion         16,676         18,170         20,623         22,551         22,718

  Total stockholders' equity                    2,591          4,683          3,528            720          3,073

(1) Certain amounts reported in the 1999, 2000 and 2001 financial statements have been reclassified to conform with the 2003 presentation.

(2) "Basic Earnings per Share" is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. All options and warrants are omitted from the computation of diluted earnings per share when net losses are reported because the options and warrants are antidilutive. For the years ended December 31, 2003, 2001, 2000 and 1999 diluted earnings per share and basic earnings per share are identical because the loss from continuing operations incurred during those years is antidilutive. See Note 2 of the Notes to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our primary business is the manufacturing and marketing of brake and undercar parts, including brake rotors, brake drums, disc brake pads, brake shoes, remanufactured calipers, new clutch kits, suspension and hydraulic parts for the North American Automotive aftermarket. Since the recent acquisition of certain North American assets of TRW Automotive's Kelsey-Hayes Company subsidiary in January 2004, which approximately doubled our size, we have expanded our breadth of brake and undercar parts and most importantly added such well established brands such as Powerstop, ValuMaxx and Autospeciality to our recognized Ultimate, Evolution and UBP brands.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following table sets forth our selected operations data for the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 8 of this Form 10-K.

                           (All numbers in thousands)

                                                     Year                             Year                           % Change
                                                    Ended                            Ended                             from
                                                 December 31,         % of        December 31,         % of           2002 to
                                                     2003            Revenues         2002          Revenues           2003
                                                 ------------     ------------    ------------     ------------    ------------

Revenues                                         $     59,303            100.0%   $     69,856            100.0%          -15.1%

Cost of sales                                          51,765             87.3%         57,529             82.4%          -10.0%
                                                 ------------     ------------    ------------     ------------    ------------
GROSS PROFIT                                            7,538             12.7%         12,327             17.6%          -38.8%

Selling, general &
administrative expenses                                 9,415             15.9%         10,317             14.8%           -8.7%
Other operating expenses                                  247              0.4%             99              0.1%          149.5%
Loss from Hungarian operations                             --              0.0%             71              0.1%         -100.0%
                                                 ------------     ------------    ------------     ------------    ------------

(LOSS) INCOME FROM OPERATIONS                          (2,124)            -3.6%          1,840              2.6%         -215.4%
Other (income) expense
              Interest expense                          1,057              1.8%          1,398              2.0%          -24.4%
              Loss (gain) on disposition of
              assets                                        6              0.0%            (49)            -0.1%         -112.2%
              Non-cash expense relating to the
              issuance of warrants                        648              1.1%             --              0.0%             --
              Other                                       406              0.7%             --              0.0%
                                                 ------------     ------------    ------------     ------------    ------------
                                                        2,117              3.6%          1,349              1.9%           56.9%

(LOSS) INCOME BEFORE INCOME TAXES                      (4,241)           -7.2%             491              0.7%         -963.7%

Income Taxes                                               --              0.0%             --              0.0%             --
                                                 ------------     ------------    ------------     ------------    ------------
NET (LOSS) INCOME                                $     (4,241)           -7.2%    $        491              0.7%         -963.7%
                                                 ============     ============    ============     ============    ============

         The decrease in net sales for the year ended December 31, 2003 as compared with the year ended December 31, 2002 was a result of a sharp, rapid decline in sales that resulted from a major supply chain interruption which occurred during the second quarter of the year. This was partially offset by a $7,000 increase in the revenues generated by the wholesale commodity products operation.

         The decrease in gross profits for the year ended December 31, 2003 was a result of lower sales revenues and an increase in the cost of the Company's Canadian manufactured friction products due to the decline in the U.S. dollars exchange rate as compared to the Canadian dollar. The exchange rate decline served to increase product cost by approximately $850 (USD).

         Selling, general and administrative expenses were lower as a result of reduced commissions and reduced freight on the lower sales volume and cost containment efforts over the same period in 2002.

         The increase in other operating expenses for the year ended December 31, 2003 as compared with the same period in 2002 is primarily related to expenses relating to lease costs on the abandoned Cuba, MO facility offset by the absence of certain expenses incurred during 2002.

         There was no loss from Hungarian operations in 2003 due to the write off of the net balance on the note receivable recorded during 2002.

         The increase in other expenses for the year ended December 31, 2003 for the same period of 2002 is due to the non-cash costs associated with the issuance and re-pricing of warrants, a full reserve against the shareholder notes and the absence of a gain of the disposition of assets incurred during 2002 partially offset by lower interest costs on lower outstanding debt balances.

         No adjustment was made in 2003 for the amount of our provision for taxes. For the year ended December 31, 2003 and 2002, the deferred tax benefit of the year's losses was offset by an increase in deferred tax asset valuation allowance.

         The net income earned in the year ended December 31, 2003 compared to a net loss for the year ended December 31, 2002 resulted primarily from::

    o lower gross margins resulting from lower sales of brake parts of approximately $4.6 million partially offset by an increase in gross margin on the increase revenues of the wholesale products operation of approximately $700,000;

    o increase in the cost of friction products due to exchange rate differences of approximately $850,000;

    o decrease in selling, general and administrative expenses of approximately $900,000 primarily due to reduced commissions on lower sales of brake parts;

    o    lower interest costs due to lower outstanding borrowings;

    o the non-cash expense of $648,000 relating to the issuance and re-pricing of warrants and options and,

    o    increase in reserve requirement on the shareholder notes.

         The following table sets forth our selected operations data for the years ended December 31, 2002 and 2001. This data should be read in conjunction with our financial statements in Item 8 of this Form 10-K.

                           (All amounts in thousands)

                                                                              Year                           % Change
                                           Year Ended                         Ended                            from
                                          December 31,        % of         December 31,         % of          2001 to
                                              2002           Revenues         2001            Revenues         2002
                                          ------------     ------------    ------------     ------------    ------------

Revenues                                  $     69,856            100.0%   $     71,823            100.0%           -2.7%

Cost of sales                                   57,529             82.4%         61,116             85.1%           -5.9%
                                          ------------     ------------    ------------     ------------    ------------
GROSS PROFIT                                    12,327             17.6%         10,707             14.9%           15.1%

Selling, general &
administrative expenses                         10,317             14.8%         10,633             14.8%           -3.0%
Other operating expenses                            99              0.1%            792              1.1%          -87.5%
Loss from Hungarian operations                      71              0.1%            295              0.4%          -75.9%
                                          ------------     ------------    ------------     ------------    ------------

(LOSS) INCOME FROM OPERATIONS                    1,840              2.6%         (1,013)            -1.4%         -280.6%
Other (income) expense
             Interest expense                    1,398              2.0%          2,503              3.5%          -44.1%
             Gain on debt restructuring             --               --            (830)             1.2%         -100.0%
             Other                                 (49)            -0.1%           (148)            -0.2%             --
                                          ------------     ------------    ------------     ------------    ------------
                                                 1,349              1.9%          1,525              2.1%          -11.5%


(LOSS) INCOME BEFORE INCOME TAXES                  491              0.7%         (2,538)            -3.5%         -119.3%

Income Taxes                                        --              0.0%            440              0.6%         -100.0%
                                          ------------     ------------    ------------     ------------    ------------
NET (LOSS) INCOME                         $        491              0.7%   $     (2,978)            -4.1%         -116.5%
                                          ============     ============    ============     ============    ============

         The decrease in net sales for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was a result of price deflation in the drum and rotor product lines and the loss of several customers through the consolidation which has affected the aftermarket business. (e.g. major market customers is acquired by a chain which does not buy from us.)

         The increase in gross profits for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was a result of higher prices on friction products and a delay in price reductions resulting from price deflation. Also included in the gross profit for the year ended December 31, 2002 was $965,000 and $563,000, respectively, relating to the under absorption of manufacturing costs at the Walkerton, Virginia facility and higher than expected production costs and inefficiencies at the Cuba, Missouri facilities. The Cuba, Missouri rotor facility was closed in December 2002 and the operations relocated to our existing Alsip, Illinois facility.

         The decrease in selling, general and administrative expenses in the twelve months ended December 31, 2002 as compared to the same period in 2001 resulted from cost containment efforts coupled with reduced selling expenses on the lower sales volume.

         The decrease in other operating expenses for the year ended December 31, 2002 as compared to the same period in 2001 is primarily related to the write-off of unused barter credits in 2001 of $276,000, .moving expenses in 2001 related to the relocation of the rotor manufacturing from Laredo, Texas to Cuba, Missouri of $269,000, eParts eXchange shutdown expenses incurred in 2001 of $114,000 and $122,000 of other items, offset by expenses relating to the termination of the Supply Agreement negotiations with Creative Friction, LLC of $ 45,000 and Michigan SBT taxes due on prior years activities of $40,000.

         The decrease in loss from Hungarian Operations resulted from the net balance on the note receivable arising from the 2001 sale of the operations was fully reserved in 2002.

         The decrease in other expenses for the year ended December 31, 2002 from the same period of 2001 is due to lower interest expense effected by lower interest rates and lower outstanding debt balances.

         Since the restructuring of our debt owed to FINOVA was completed in 2001, which resulted in an ordinary gain in 2001, there was no comparable gain on debt restructuring in 2002.

         No adjustment was made in 2002 for the amount of our provision for taxes. For the year ended December 31, 2002 and 2001, the deferred tax benefit of the year's losses was offset by an increase in deferred tax asset valuation allowance of $136,358 and $797,00, respectively.

         The attainment of net income in 2002, compared to a net loss of $2,978,000 for the year ended December 31, 2001, resulted primarily from:

             o the absence of the net loss from the Hungarian operations of $224,000, which was sold during 2001;

             o decreased other operating expenses relating to the absence of relocation of the rotor manufacturing facility incurred in 2001;

             o the absence of the write-off of unused barter credits in 2001;

             o the increase in gross margins resulting from delays in pricing compression in the drum and rotor lines;

             o decrease in selling general and administrative expenses due to reduced selling related expenses and cost containment efforts; and

             o the absence of an increase in the deferred tax asset valuation allowance which was recorded in 2001. These amounts were partially offset by the absence of a gain of $830,000 recorded in 2001 resulting from the restructuring of the FINOVA subordinated debt.

CAPITAL EXPENDITURES

         For the year ended December 31, 2003 capital expenditures totaled approximately $566,000, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products (ii) upgrades and enhancements to our computer systems and (iii) additional brake rotor patterns and tooling related to brake rotor manufacturing.

         For the year ended December 31, 2002, capital expenditures totaled approximately $569,000, consisting primarily of (i) the acquisition of machinery and equipment used to produce friction products, (ii) upgrades and enhancements to our computer systems and (iii) additional brake rotor patterns and tooling related to brake rotor manufacturing.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are associated with carrying accounts receivable and maintaining inventories. We rely on internally generated funds, credit made available from suppliers and senior secured and unsecured lines-of-credit. Our working capital needs are generally not seasonal in nature, although business slows down slightly during the winter months.

         We have incurred significant indebtedness, to date, in connection with our operations. As of December 31, 2003, our total consolidated indebtedness was approximately $17,725,000. A substantial portion of this indebtedness is secured by substantially all of our assets and by a pledge of all of the outstanding capital stock of our subsidiaries. As a result of such indebtedness, we (i) are prohibited from paying cash dividends pursuant to certain covenants and restrictions contained in the loan agreements governing such indebtedness, (ii) could be hindered in our efforts to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes, and (iii) would be vulnerable to increases in interest rates since substantially all of our borrowings are at floating rates of interest.

         The Company had a credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory. The weighted average interest rates on the aforementioned revolving credit facility borrowings were 5.04 percent, 5.70 percent, and 8.68 percent for the years ended December 31, 2003, 2002, and 2001, respectively.

         The revolving line of credit had a term ending May 1, 2005 and an interest rate of prime plus 1.5% per annum. During 2001 the interest rate was changed from prime plus 0.5 percent per annum. The line of credit is subject to an ongoing option to convert to LIBOR plus 2.5 percent per annum. A term loan was payable in monthly principal installments of $18,705 and bore interest at prime plus 0.75 percent per annum.

         The LaSalle agreement contained certain limitations on dividends and capital expenditures and requires the Company to satisfy a certain financial test concerning defined minimum tangible net worth. The entire credit facility was secured by a first lien on the inventory and accounts receivable of the Company.

         At December 31, 2003, approximately $269,000 was available for borrowing under the revolving credit line. On January 12, 2004 the LaSalle credit facility was replaced with a new credit facility from Congress Financial Corporation ("Congress").

         In connection with the purchase of certain assets of Kelsey-Hayes Company, the Company entered into a revolving line-of-credit agreement with Congress, replacing the LaSalle indebtedness. The revolving line-of-credit is for up to $35,000,000 based on eligible accounts receivable and inventory. The revolving line-of-credit has a term ending January 12, 2007 and an interest rate of prime plus .50% per annum. The line is subject to an on-going option to convert to LIBOR plus 2.75% per annum.

         The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA).

         In addition to replacing the credit facility with LaSalle Bank, the credit facility with Congress was used to fund our acquisition of certain assets of Kelsey-Hayes Company described under "Subsequent Events" below. The facility is secured by a blanket lien on all or substantially all of our assets, including the assets acquired from Kelsey-Hayes. The lien and security interest granted to Congress under the credit facility constitutes a first priority lien and security interest, except that the lien on furniture, fixtures and equipment granted to Congress is junior to the existing lien on this property granted to Laurus Master Fund, Ltd. and described below.

         The credit facility with Congress has an initial term of three years and continues from year to year thereafter, unless earlier terminated in accordance with its terms. Congress may terminate the facility at the expiration of the term or one year thereafter by giving us 90 days' written notice. We may terminate the credit facility on these dates by giving 60 days' written notice.

         Under the credit facility, Congress agrees to provide or arrange for certain letter of credit accommodations for our account. Any payments made by Congress in connection with the letter of credit accommodations will be considered loans under the facility. The facility provides us with the option of having interest accrue based on a prime rate index, a Eurodollar rate index or a combination of the two. The applicable margins to be added to the prime rate index and the Eurodollar rate index vary depending on the monthly average excess availability under the facility. The margin for prime rate loans will be in a range of from .25% to .75%, while the margins for Eurodollar rate loans will be in a range of from 2.50% to 3.00%. The Congress agreement contains certain limitations on dividends and capital expenditures and requires us to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization, or "EBITDA."

         In connection with the credit facility with Congress, we paid Congress a commitment fee of $131,250, and a closing fee of $131,250. In addition, we must pay Congress an unused line fee equal to .375% per year of the amount by which the maximum credit amount exceeds the average monthly balance of loans and letters of credit outstanding, payable monthly in arrears. We must also pay Congress a service fee of $5,000 per quarter.

         On July 14, 1997, we sold a $4,500,000 subordinated debenture to FINOVA Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) calling for payments of interest at 12.25% per year through maturity on July 14, 2002. Through August 14, 2001 we had issued FINOVA warrants to purchase 1,575,000 shares of our common stock at exercise prices ranging from $0.83 to $1.58, based on 80% of the average closing bid price of our common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, FINOVA elected to exercise one of its warrants to purchase 450,000 shares of our common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby FINOVA received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. We received no cash proceeds from this transaction when such shares were issued.

         On October 31, 2001 we completed a restructuring of the $4,500,000 subordinated debt held by FINOVA. The restructuring resulted in the following:
(i) FINOVA surrendered to us all of its holdings in our common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share); (ii) our payment of $1,000,000 to FINOVA; (iii) issuance to FINOVA of $2,000,000 of Series B Preferred Stock ($0.01 par value); and (iv) the amendment of the debenture to $1,500,000. The amendment to the debenture also reduced the interest rate from 12.25 to 7.0% and allowed us to pay the remaining balance by making five $100,000 payments every 45 days beginning December 15, 2001 (which payments were made) with a final payment due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of our common stock of $1.89 per share on the date of the restructuring, would have allowed FINOVA to receive 322,619 shares of common stock. This transaction resulted in an ordinary gain of $829,714, inclusive of an accrual of all remaining interest to be paid of approximately $272,000, for the year ended December 31, 2001. The Series B Preferred Stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at our option and is convertible into 1,000,000 shares of common stock for which we provided FINOVA with registration rights. On October 8, 2003 as an inducement for Finova to approve the additional financing from Global Capital Funding Group, L.P. (See Note 11) we paid a consent fee of $50,000. On October 31, 2003 as an inducement for Finova to approve the additional financing from Laurus Master Funds, we amended the subordinated debenture. This amendment resulted in the following: (i) our payment of $250,000, (ii) the interest rate increase from 7.0 percent to 8.0 percent, (iii) monthly installment payments of $25,000 beginning January 1, 2005 through July 1, 2005, (iv) a final payment of $575,000 on July 11, 2005 and (v) our payment of a consent fee of $12,000, capitalized as a deferred financing cost.

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

         On July 3, 2003 we sold an unsecured convertible note with a face value of $1,550,000 to Global Capital Funding Group, L.P. (Global). This note was sold at a discounted amount of $1,240,000 and is due July 2005. This note provides, among other provisions, for voluntary conversion into our common stock at the option of the noteholder. The conversion price is equal to the greater of the weighted average market value of our common stock for the ten business days immediately prior to the date of conversion or $0.35. We will issue a total of 1,139,706 shares if the conversion price is at $1.36 per share, which was the closing price on December 31, 2003; however, we will issue a total of approximately 4,430,000 shares if this note is exercised at a conversion price of $0.35 per share. We will not know the exact conversion price until we receive a request for conversion. In connection with the issuance of this note, the investor received a warrant to purchase 250,000 shares of our common stock. The warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $1.20 per share. In addition to the common stock purchase warrant issued to Global, we also issued to a financial advisor a common stock purchase warrant for 200,000 shares of our common stock. This warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $1.16 per share. These warrants were valued at $124,853 and were recorded as a deferred financing fee. Total fees and expenses paid in cash were $163,250 and have been recorded as deferred financing fees. These costs will be amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $292,505.

         On October 31, 2003 we issued a secured convertible note to Laurus Master Funds Ltd. ("Laurus") in the principal amount of $2,500,000, which is payable in 33 equal monthly installments beginning January 31, 2004 and is secured by a first lien on our fixed assets. Interest is payable at the prime rate plus 2% (6.0% as of December 31, 2003). The note provides that payments of principal and interest may, at our sole option, be made in cash or shares of our common stock under certain circumstances. Specifically, the payment of principal and interest may be made in our common stock if the closing price for the five trading days preceding the payment date is at least $1.30 per share. This conversion price was reduced to $1.30 per share (from the original level of $1.39 per share) effective January 9, 2004. If our common stock is not $1.30 per share for the five days preceding the payment date then the conversion price will be 90% of the lowest closing price for the 22 trading days prior to the payment date, with a floor conversion price of $0.50 per share. If the payment of principal and interest is made in cash, the amount due will be 103% of the amount which would otherwise be due. We issued 350,000 warrants to Laurus and 312,500 warrants to a financial advisor in connection with the placement of the note. The Laurus warrants are exercisable over five years at a price of $1.60 to $2.02 per share. The warrants issued to the financial advisor are exercisable over five years at $1.60 per share. The warrants were valued at $206,347 and were recorded as a deferred financing fee. Cash fees and expenses of $393,650 were incurred in connection with securing this loan and were also recorded as a deferred financing fee. These deferred financing fees are being amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $583,345. The indebtedness under the Laurus note was increased to $4,500,000 in the aggregate in January 2004 simultaneous with the closing of the Congress Financial Corporation loan.

         On November 26, 2003 we issued an unsecured convertible note with a face value of $1,200,000 to Global Capital Funding Group, L.P. (Global II - an affiliate of Global) for aggregate proceeds of $ 960,000. The note provides for a lump sum payment of $1,200,000 on November 26, 2005. In addition the note contains a voluntary conversion at the option of the note holder at a conversion price not to exceed the lesser of $3.00 per share or of 95% of the volume weighted average market value of our common stock for ten business days immediately prior to the notice date of conversion except than in no event will the conversion price be less than $ 0.35 per share. We also issued 250,000 warrants to Global II and 50,000 warrants to a financial advisor. The Global II warrants are exercisable over five years at a price of $1.92 per share. The warrants issued to the financial advisor are exercisable over five years at $1.90 per share. The warrants were valued at $106,300 and were recorded as a deferred financing fee. Cash fees and expenses of $110,500 were incurred in connection with securing this loan and were also recorded as a deferred financing fee. These deferred financing fees are being amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $216,800.

         On January 9, 2004 we issued a secured convertible note to Laurus in the original face amount of $2,000,000 which is payable in 33 equal monthly installments beginning April 1, 2004 and is secured by a first lien on our fixed assets, including the fixed assets acquired in connection with the Autospecialty acquisition described under "Subsequent Events" below. This $2,000,000 note is in addition to a $2,500,000 convertible term note previously issued to Laurus Fund on October 31, 2003 secured by the same collateral and described above. Interest on the $2,000,000 note is payable at the prime rate plus two percent, subject to a floor of 6% per year. As of January 9, 2004, the interest rate on the note equaled 6.0%. In addition, the note is convertible at Laurus Fund's option into our common stock at a fixed conversion price of $1.30 per share. The note provides that payments of principal and interest may, at our sole option, be made in cash or shares of our common stock, subject to certain limitations. The payment of principal and interest may be made in our common stock if the closing price for the five trading days preceding the payment date is at least $1.39 per share. If our common stock is not $1.30 per share for the five days preceding the payment date then the conversion price will be 90% of the lowest closing price for the 22 trading days prior to the payment date, with a floor conversion price of $0.50 per share. If the payment of principal and interest is made in cash, the amount due will be 103% of the amount which would otherwise be due.

         The note issued to Laurus is secured by a security interest in property, plant and equipment, exclusive of any inventory and receivables. A separate intercreditor agreement has been entered into between Laurus and Congress, under which Congress agrees to subordinate its primary security interest in our property, plant and equipment to that of the Laurus.

         We have the right to prepay some or all of the obligations due under the Laurus note if the average closing price of our common stock exceeds $1.30 per share for at least five consecutive trading days preceding our delivery of a prepayment notice, subject to a volume limitation of 25% of the aggregate dollar trading volume of our common stock for the 22 trading days immediately preceding the date of payment, and further subject to a limitation excluding the trading volume for any day during the 22-day period where the price dropped below $1.30 per share. We may also prepay the note at 115% of the remaining obligation under the note, subject to our obligation to fulfill any conversions elected prior to delivery of notice of election to prepay the note in full.

         The note has automatic adjustments for changes in our capital structure due to extraordinary capital events. In addition, it contains a standard weighted average anti-dilution clause to the extent of subsequent securities issuances and conversion rights, at a price below the conversion price, subject to shareholder approval.

         In connection with the issuance of the note to Laurus, we also issued 280,000 warrants to Laurus and 250,500 warrants to a financial advisor. The Laurus warrants are exercisable over five years at a price of $1.60 to $2.01 per share. The warrants issued to the financial advisor are exercisable over five years at $1.76 per share. We also paid Laurus Capital Management, L.L.C. a closing fee of $70,000 and reimbursed it for due diligence and legal fees in the amount of $15,000. We entered into a registration rights agreement with Laurus and have caused it to be filed as declared effective.

         On January 15, 2004 we issued an unsecured convertible note in the original amount of $300,000 to GCA Strategic Investment Fund Ltd, an affiliate of Global Capital Funding Group, L.P., for a price of $240,000. The note provides for a lump sum payment of $300,000 on January 15, 2006. In addition the note contains a voluntary conversion at the option of the note holder at a conversion price of the lesser of $3.00 per share or 95% of the volume weighted average market value of our common stock for the ten business days immediately prior to the notice date of conversion except that in no event will the conversion price be less than $0.35 per share.

         We believe that cash generated from operations, borrowings under our Congress Financial Corporation line and the Laurus notes of credit, and credit from our suppliers is sufficient to fund our working capital requirements and capital expenditures through 2004.

         Future contractual obligations of ours are as follows:

                             PAYMENTS DUE BY PERIOD


                                                 NEXT 12                                        MORE THAN
CONTRACTUAL OBLIGATIONS           TOTAL           MONTHS      1-3 YEARS      3-5 YEARS          5 YEARS

REVOLVING LOAN                  11,997,526              0     11,997,526              0              0

SUBORDINATED DEBT                  833,120         60,000        773,120              0              0

CONVERTIBLE NOTE                 5,250,000        909,091      4,340,909              0              0

CAPITAL LEASES                     118,664         81,430         37,234              0              0

OPERATING LEASES                 4,162,996      1,216,282      1,319,807      1,626,907              0

SEASONALITY

         Our business is typically slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for automotive replacement parts. Historically, our sales and profits have been slightly higher in the second and third calendar quarters of each year than in the first or fourth quarters. During 2003 sales declined during the second and third quarter over the same period in the prior year due to a major supply chain interruption which occurred during the second quarter of the year.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Effective January 1, 2002, the Company adopted SFAS 142 and evaluated the effect that such adoption may have on its consolidated results of operations and financial position. The Company applied the new rules on accounting for goodwill and other intangibles assets beginning the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 resulted in no change to the goodwill amount. The Company performed the transitional impairment tests of goodwill as of January 1, 2002, and the required annual impairment test during the fiscal fourth quarter 2002 and 2003, and has determined that goodwill was not impaired

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective January 1, 2003. The Company has determined that the effect of adopting SFAS 143 on results of operations or financial position was immaterial.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002. The Company has determined that the effect of adopting SFAS 144 on results of operations or financial position was immaterial.

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation NO. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements" (ARB 51). The primary objective of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate these variable interest entities. The adoption of FIN 46 did not materially impact our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: FASB No. 150). This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and otherwise for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

SUBSEQUENT EVENTS

         On January 12, 2004, through Universal Automotive, Inc., a wholly-owned subsidiary, we purchased substantially all the assets used in the business of the Autospecialty division of Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc. which we will refer to as "Autospecialty," for an initial consideration of approximately $10,641,000 plus the assumptions of certain liabilities as described in a purchase agreement between our subsidiary and Kelsey-Hayes dated December 23, 2003. The initial consideration is subject to certain adjustments based upon the net asset value of the Autospecialty business as of January 9, 2004 and the future collection of trade accounts receivable.

         The Autospecialty assets purchased include Autospecialty's interests in various leases, including that for its central office and warehouse facility in Carson, California and other warehouses, machinery and equipment; inventories, trade receivables and other items. In addition, in connection with the Autospeciality acquisition, we entered into the following ancillary agreements:

         o a transitional services agreement under which Autospecialty agreed to provide us with certain transitional services for a specified consideration and for a limited period of time;

         o a supply agreement between us and Federal Mogul for the purchase by us of certain chassis parts to be marketed by us under the TRW trademark;

         o a trademark license agreement between us and TRW Intellectual Property Corporation under which we are granted a license to use certain TRW trademarks in connection with the sale of premium rotors and drums in the Independent Aftermarket of North America limited by the right reserved by TRW Automotive, Inc. for itself and its subsidiaries to use this name and mark in connection with marketing, distribution and sales of rotors and drums in foreign vehicle applications in North America and in parts or kits for non-domestic vehicle applications in Mexico; and

         The initial term of the TRW trademark license agreement expires December 31, 2008, and we have an option to extend the term for an additional term of six years. We must exercise this extension option by December 31, 2008 and may only exercise it if we have made certain minimum royalty payments over the initial term of the agreement. If the extension option is exercised, the trademark license will be converted to a non-exclusive license for the renewal term. Under the trademark license agreement, we are required to pay royalties on sales made during the period commencing January 1, 2005 and ending December 31, 2008.

         In connection with the purchase of Autospecialty's assets, we entered into a revolving line-of-credit agreement with Congress Financial Corporation replacing the LaSalle indebtedness. This line of credit is described in more detail under "Liquidity and Capital Resources" above.

         On January 9, 2004 we issued a secured convertible note to Laurus Master Funds Ltd. in the principal amount of $2,000,000, and on January 15, 2004 we issued an unsecured convertible note in the original amount of $300,000 to GCA Strategic Investment Fund Ltd, an affiliate of Global Capital Funding Group, L.P. for proceeds of $240,000. These notes are described in greater detail in "Liquidity and Capital Resources," above. In connection with the transaction with Laurus Master Funds, under a selling agreement we had previously entered into with an investment banker, at the closing of the issuance of the $2,000,000 note to Laurus, we paid an investment banker a commission of $140,000 in cash and issued to it a five-year warrant to purchase 250,000 shares of our common stock exercisable at $1.76 per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments or derivative commodity instruments. We had previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At December 31, 2003, there were no such derivative instruments. The fair value of financial instruments, other then debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle Bank National Association adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value.

         We believe that the interest rate of 8.0% on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are included as Part IV, Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

         Our Audit Committee of the board of directors annually considers and recommends to the board the selection of our independent public accountants. As recommended by our Audit Committee, the board of directors, on June 20, 2002 decided to no longer engage Altschuler Melvoin and Glasser LLP ("AM&G") as our independent public accountants and engaged Ernst & Young LLP to serve as our independent public accountants for 2002 and 2003.

         AM&G's reports on our consolidated financial statements for 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. AM&G's report on our consolidated financial statements for 2001 was issued on March 27, 2002 containing an unqualified opinion in conjunction with the publication of our Annual Report to Shareholders and the filing of our Annual Report on Form 10-K.

         During 2001 and through June 20, 2002, there were no disagreements with AM&G on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to AM&G's satisfaction, would have cause them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

         We provided AM&G with a copy of the foregoing disclosures and AM&G has agreed that these disclosures are accurate.

         During our two most recent fiscal years and through March 31, 2004, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

         We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly effect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding our officers, directors and key personnel as of March 15, 2004:

                       NAME                            AGE                       POSITION
                       ----                            ---                       --------
                  Yehuda Tzur                          51       Chairman of the Board and Director
                  Arvin Scott                          47       President, Chief Executive Officer and
                                                                Director
                  Robert W. Zimmer                     52       Chief Financial Officer, Secretary and
                                                                Treasurer
                  Alan Zeffer                          51       Director
                  Dennis L. Kessler                    65       Director
                  M. Catherine Jaros                   52       Director
                  Zemin Xu                             32       Director


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

         Alan Zeffer, Director. Mr. Zeffer is President of American Health Products Corporation, which imports and distributes latex gloves, polyvinyl gloves and related disposable items to the medical, dental and food service markets. AHPC is a wholly-owned subsidiary of WRP Corporation, a Nasdaq SmallCap Market listed company, for which he also serves as Chief Financial Officer.

         Dennis L. Kessler, Director. Mr. Kessler is President of Kessler Management Consulting, LLC. Prior to February 1998, Mr. Kessler was Co-President of Fel-Pro Incorporated, which manufactures and distributes gaskets, engine parts and industrial chemicals. Mr. Kessler previously served in various capacities with Fel-Pro, beginning in 1964.

         M. Catherine Jaros, Director. M. Catherine Jaros manages a strategy, marketing and business development consulting firm under her name. Ms. Jaros is also managing director for DSI Investment Banking Services, Inc., a boutique investment banking firm in Chicago and member of IMAP, International Network of Managers and Acquisition Professionals. Ms. Jaros is the former chief executive officer of Display Edge Technology, president of Starbelly.com, and chief executive of Digital Image Bank Services. Ms. Jaros served in various officer level positions at several major Chicago corporations including Tribune, Tappan Capital Partners, Kraft and the Quaker Oats Company.

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

         In a stockholders' agreement entered into between us, Mr. Tzur, Mr. Scott, Mr. Israel and Venture Equities Management, Inc., or "VEMI," in connection with VEMI's purchase of the Series A Preferred Stock, we agreed to take all necessary action so that our board of directors will consist of nine members, two of whom are designated by VEMI, and that one of the individuals designated by VEMI would be appointed as co-chairman of the board. We also agreed that the composition of the board of directors of each of our subsidiaries would be proportionate to that of our board, provided that at least one VEMI designee was on the board of each of our subsidiaries, and that the composition of any committees of our board of directors would be proportionate to that of our board, provided that at least one VEMI designee would be on each committee. The stockholders' agreement also provides that Mr. Tzur, Mr. Scott and Mr. Israel will vote their shares in favor of the election of the VEMI designees to our board of directors. The rights of VEMI with respect to the designation of two directors will terminate at such time as the shares of our common stock into which the shares of the Series A Preferred Stock owned by VEMI are convertible fall below 1,007,190, which is half of the number of shares into which the Series A Preferred Stock was convertible when it was originally issued. VEMI has exercised its right to designate Mr. Xu and one other person as members of our board of directors. Our board has decreased by three members due to the retirement of Sheldon Robinson, the death of Sol Weiner and the resignation of one of the two VEMI nominees and of Sami Israel. We expect to fill Mr. Robinson's vacancy and we are waiting for a new nominee from VEMI to fill the other vacancy.

         Our executive officers are appointed by our board on an annual basis until their successors have been elected and qualified. Mr. Tzur is the brother-in-law of Mr. Israel.

         Under the terms of a stock purchase agreement entered into between us and FINOVA Mezzanine Capital Inc. in October, 2001, we agreed that for so long as it continues to hold any of our Series B Convertible Preferred Stock, it will be entitled to attend our board meetings and receive copies of all correspondence and materials sent to our board of directors. In connection with the simultaneous pay down of the debenture originally issued to FINOVA in 1997, it relinquished its rights to designate a nominee to serve as a member of our board of directors.

BOARD COMMITTEES

         Audit Committees. Our audit committee consists of our three independent directors - Mr. Zeffer, Mr. Kessler and Ms. Jaros. Mr. Zeffer is Chairman of the audit committee. The duties of the audit committee are generally to recommend and review the activities and reports of our independent auditors and to report the results of this review to our board of directors. The audit committee also periodically reviews the adequacy of our internal controls. Our board of directors has determined that Mr. Zeffer qualifies as an "Audit Committee Financial Expert," as that term is defined in rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002.

         Compensation Committee. The compensation committee of our board of directors is comprised of Ms. Jaros, Mr. Zeffer and Mr. Kessler, none of whom have ever been an officer or employee of ours. Mr. Kessler is chairman of the compensation committee. None of our executive officers serves or has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board or compensation committee. Before we formed the compensation committee, all compensation decisions were made by our entire board of directors. The duties of the compensation committee are generally to review employment, development, reassignment and compensation matters involving corporate officers and other executive level employees as may be appropriate including, among other things, issues relating to salary, bonus, stock options and other incentive arrangements.

         Nominating Committee. Our nominating committee consists of Mr. Scott, who is the committee's Chairman, and Messrs. Kessler and Tzur. The nominating committee nominates candidates for election to our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than 10% of the outstanding shares of our common stock file with the Securities and Exchange Commission reports relating to their ownership of our common stock and changes in this ownership. We are required to identify any persons subject to this requirement who failed to file any of these reports on a timely basis. Based solely on a review of the copies of the reports furnished to us, we believe all of these reports were filed on a timely basis for 2003.

CODE OF ETHICS

         Our Board of Directors believes that adherence to sound corporate governance policies and practices is important in ensuring that we are governed and managed with the highest standards of responsibility, ethics and integrity and in the best interests of our stockholders. The Board has adopted a Code of Ethics, which provides an effective corporate governance framework for us, intending to reflect a set of core values that provide the foundation for our governance and management systems and our interactions with others. Our Code of Ethics applies to all of our officers and employees, including our CEO, CFO and Controller. Our Code of Ethics is attached as an exhibit to this report. We intend to disclose any amendments to, or waivers of, our Code of Ethics on the investor relations page of our website, at www.universalbrake.com, rather than by filing reports on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Each director, who is not an officer or employee, other than Mr. Xu, receives a fee of $12,500 per annum plus $1,000 per Board meeting and $500 per committee meeting ($1,000 if chairing), and is reimbursed for out-of-pocket expenses incurred in connection with attending meetings of our board of directors. During 2003, Mr. Kessler and Ms. Jaros each received $15,000 in director's fees and Mr. Zeffer received $7,750. Although we do not have a formal policy regarding the issuance of options to directors as part of their compensation, we have historically made an annual grant to each of our directors of options to purchase 1,000 shares of our common stock. In February 2004 the board of directors approved the grant to directors Jaros, Kessler and Zeffer of 2,500 options each to purchase common stock at $1.43 per share (intended to cover services rendered in 2003). It is expected that the board of directors will approve an overall increase in option grants in 2004 to 5,000 options per year to each outside director.

EMPLOYMENT AGREEMENTS

         Mr. Tzur and Mr. Scott are each parties to employment agreements with us. All of these agreements extend to May 2004, unless terminated sooner in accordance with the provisions of the agreements, and provide for the automatic renewal of the agreements for successive periods of one year. The employment agreements of Mr. Tzur, and Mr. Scott currently provide for annual base salaries of $230,200 and $256,985, respectively, and periodic bonuses. Each employment agreement provides for a payment of two years then salary in the event of termination of employment without cause. Under the terms of the employment agreements, as amended, these officers' compensation is subject to periodic adjustment by our board of directors, or a committee of the board.

         The above employment agreements contain non-competition covenants under which Messrs. Tzur and Scott are prohibited from owning, subject to limited exceptions, or providing specified services to, businesses similar to or in competition with our business, during the period that these individuals are employed under the employment agreements, and for a one-year period thereafter.

EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the total annual compensation paid by us to our Chief Executive Officer and each of our other executive officers whose total cash compensation for the year ended December 31, 2003 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL                     LONG-TERM
                                                             COMPENSATION               COMPENSATION
                                                    ------------------------------      ------------
                                                                                         NUMBER OF      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY            BONUSES          OPTIONS      COMPENSATION
----------------------------------        -------   ------------      ------------      ------------   ------------
Yehuda Tzur                                  2003   $    218,005      $    100,000(1)        175,000   $         --
Chairman of the Board                        2002   $    230,200      $     25,000(2)         50,000   $         --
                                             2001   $    212,000      $         --            25,000   $         --

Arvin Scott                                  2003   $    243,370      $         --           175,000   $         --
President and Chief Executive                2002   $    256,985      $     25,000(2)        100,000   $         --
Officer                                      2001   $    235,000      $         --            50,000   $         --

Sami Israel                                  2003   $    136,023      $         --            10,000   $         --
Vice President                               2002   $    143,230      $         --            10,000   $         --
                                             2001   $    137,440      $      7,000             3,000   $         --

Robert W. Zimmer                             2003   $    163,692      $         --            43,200   $         --
Chief Financial Officer, Secretary           2002   $    160,000      $     43,200(2)
and Treasurer(3)                             2001   $     13,333      $     10,000(3)         50,000   $         --

(1)      Bonus paid in 2004 earned in 2003.

(2)      Bonus paid in 2003 earned in 2002.

(3)      Mr. Zimmer was employed by us effective November 30, 2001.

         The total compensation we paid to all persons who served as our directors and executive officers in 2003, 5 persons, was $929,940.

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

         Our stock option plan, which was adopted by the Board of Directors on October 13, 1994 and approved by our stockholders on October 13, 1994, is intended to encourage ownership of our common stock by eligible persons such as employees, officers, directors, and consultants, in order to attract these persons or to encourage them to serve or continue to serve with us, and to provide additional incentives for these persons to promote our success. The stock option plan has been amended on several occasions to increase the number of shares subject to the plan. The latest amendment increased the total shares of common stock reserved for issuance under the stock option plan to 2,500,000. The plan is administered by our board of directors, which may delegate its authority to a committee.

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

         As of March 31, 2004 the market value of our common stock, based upon the closing price on the Nasdaq SmallCap Market, was $1.49 per share. The following table sets forth the amount of all options received through December 31, 2003, by the persons listed in the table:

Name                                                     Amount of Options
----                                                     -----------------
Yehuda Tzur, Chairman of the Board                             410,000
Arvin Scott, President and Chief Executive Officer             542,000
Robert W. Zimmer, Chief Financial Officer, Secretary            93,200
and Treasurer
Sami Israel, Vice President                                     43,000

All current executive officers, as a group                   1,088,200

All current directors who are not executive officers            11,000
as a group
All employees, including all current officers who are          212,050
not executive officers, as a group

OPTION GRANTS

         The following table sets forth information with respect to options granted to Messrs. Tzur, Scott, Israel and Zimmer during the year ended December 31, 2003 under our stock option plan.

                              Option Grants in 2003

                                                                              POTENTIAL REALIZED
                                                                                   VALUE AT
                                                                                ASSUMED ANNUAL
                                                                               RATES OF STOCK
                                                                              PRICE APPRECIATION
                            INDIVIDUAL GRANTS                                   FOR OPTION TERM
---------------------------------------------------------------------------   -------------------
                     NUMBER OF     % OF TOTAL
                    SECURITIES     OPTIONS
                    UNDERLYING    GRANTED TO       EXERCISE
                     OPTIONS      EMPLOYEES IN      PRICE       EXPIRATION
NAME                 GRANTED      FISCAL YEAR     (PER SHARE)      DATE        5% ($)    10% ($)
-------------      ------------   ------------    -----------   -----------   --------   --------
Yehuda Tzur             125,000           27.0%   $      0.65     2/19/2013   $ 51,098   $129,492
Yehuda Tzur              50,000           10.8%   $      1.51    11/20/2013   $ 47,482   $120,328
Arvin Scott             125,000           27.0%   $      0.65     2/19/2013   $ 51,098   $129,492
Arvin Scott              50,000           10.8%   $      1.51    11/20/2013   $ 47,482   $120,328
Sami Israel              10,000            2.2%   $      0.65     2/19/2013   $  4,088   $ 10,359
Robert Zimmer            43,200            9.3%   $      0.65     2/19/2013   $ 17,659   $ 44,752

AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises during the year ended December 31, 2003 by our executive officers and the value of these officers' unexercised stock options as of December 31, 2003.

                                               NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED
                                                OPTIONS AT 12/31/03              IN-THE-MONEY OPTIONS AT 12/31/03
                    SHARES          VALUE      ---------------------------       --------------------------------
                   ACQUIRED       REALIZED
NAME            ON EXERCISE (#)      ($)       EXERCISABLE   UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
-------------   ---------------   ----------   ------------  -------------       -------------      -------------
Yehuda Tzur                   0   $     0.00        110,000        255,000              20,000           125,000
Arvin Scott                   0   $     0.00        239,000        303,000              61,000           125,000
Sami Israel                   0   $     0.00         18,500         24,500               5,000            10,000
Robert Zimmer                 0   $     0.00         20,000         73,200                   0                 0

LIMITATION ON LIABILITY OF AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for:

   o any breach of their duty of loyalty to the corporation or its stockholders;

   o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

   o unlawful payments of dividends or unlawful stock repurchases or redemptions; or

   o any transaction from which the director derived an improper personal benefit.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of our compensation committee are Mr. Zeffer, Mr. Kessler and Ms. Jaros. None of the members of the compensation committee, which reviews and approves the compensation of all of our directors and executive officers, is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers currently serves or in the past has served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of shares of our voting stock as of March 31, 2004 by:

   o     each director who beneficially owns shares of our voting stock;

   o     each of our executive officers;

   o each person that is known by us to beneficially own more than 5% of the outstanding shares of our voting stock; and

   o     all of our directors and executive officers as a group.

         As of March 31, 2004, we had 10,893,773 shares of common stock, 201,438 shares of Series A Preferred Stock and 100,000 shares of Series B Preferred Stock outstanding. The outstanding shares of Series A and Series B Preferred Stock, as of March 15, 2004, were convertible into, and had voting rights equivalent to, 3,014,380 shares of our common stock (subject to anti-dilution rights).

         For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from March 31, 2004 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days from March 15, 2004, have been exercised. Unless otherwise indicated, we believe that all persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address of each person listed in the following table is 11859 South Central, Alsip, Illinois 60803.


                                                       SHARES ISSUABLE
                                                     PURSUANT TO OPTIONS
                                                         OR WARRANTS
                                                      EXERCISABLE WITHIN       PERCENT
                                      NUMBER OF           60 DAYS OF         BENEFICIALLY
                  NAME                 SHARES           MARCH 31, 2004          OWNED
---------------------------------   ------------     -------------------     ------------
Venture Equities Management, Inc.      2,014,380(1)                 --              18.49%
Wanxiang America Corporation
Wanxiang Group Corporation
Arvin Scott                              927,500               301,000(2)           10.97%
Yehuda Tzur                              988,600               240,000(3)           11.03%
FINOVA Mezzanine Capital, Inc.         1,000,000(4)                                  9.18%
Sami Israel                              897,000(5)             25,800(6)            8.45%
Dennis L. Kessler                        115,000(7)             10,000(8)            1.15%
Robert W. Zimmer                           5,800                28,640(9)               *
M. Catherine Jaros (10)                    1,000                 6,000(11)              *
Zemin Xu                                      --                    --                  *
Alan Zeffer                                   --                 2,500                  *
All directors, and officers as a       5,949,280               613,940(12)          57.03%
group (10 persons)

----------

* Less than 1%

(1) Includes 201,438 shares of Series A Preferred Stock which are convertible into, and have voting rights equivalent to, 2,014,380 shares of our common stock (subject to anti-dilution rights). All of the shares of Series A Preferred Stock are owned by Venture Management, Inc. Wanxiang American Corporation and Wanxiang Group Corporation are also considered beneficial owners of these shares. Wanxiang America Corporation and Wanxiang Group Corporation disclaim beneficial ownership of these shares. The address of Venture Equities Management, Inc. and Wanxiang America Corporation is 88 Airport Road, Elgin, Illinois 60123. The address of Wanxiang Group Corporation is Xiaoshan District, Hangzhou, Zhejiang, 3112 15, P.R. China.

(2)      Consists of shares issuable upon the exercise of options held by Mr.
         Scott.

(3)      Consists of shares issuable upon the exercise of options held by Mr.
         Tzur.

(4) Consists of 100,000 shares of Series B Preferred Stock which are convertible into, and have voting rights equivalent to, 1,000,000 shares of our common stock (subject to anti-dilution rights). The address of FINOVA Capital is 500 Church Street, Suite 200, Nashville, TN 37219.

(5)      Includes 423,050 shares owned by Mr. Israel's spouse and children.

(6) Consists of 15,200 shares of issuable upon the exercise of options held by Mr. Israel.

(7)      Mr. Kessler's address is 170 Lakeside Place, Highland Park, Illinois
         60035.

(8) Consists of 7,500 shares issuable upon the exercise of options held by Mr. Kessler.

(9)      Consists of 28,640 shares issuable upon exercise of options held by Mr.
         Zimmer

(10)     Ms. Jaros' address is 216 Summerfield Road, Northbrook, Illinois 60062.

(11)     Consists of 3,500 shares issuable upon exercise of options held by Ms.
         Jaros.

(12)     The address of Mr. Xu is 88 Airport Drive, Elgin, Illinois 60191.

EQUITY COMPENSATION PLANS

         As of December 31, 2003 we had the following compensation plans under which our equity securities are authorized for issuance:

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights               effected in column (a))
                                --------------------------    -------------------------    -------------------------
Equity compensation plans
approved by security holders              1,311,250                  $       2.52                     1,188,750

Equity compensation plans not
approved by security holders                     --                            --                            --
                                       ------------                  ------------                  ------------
Total                                     1,311,250                  $       2.52                     1,188,750



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

         We maintain key man term life insurance policies which we purchased through an insurance agency of which Sheldon Robinson, one of our former directors, is an owner, covering the lives of Mr. Scott and Mr. Tzur. We paid premiums of approximately $10,000 for these policies in 2003.

         Our board of directors has approved unsecured loans to each of Yehuda Tzur, our Chairman and Arvin Scott, our President and Chief Executive Officer. The last advance made on these loans dated September 12, 2001, and the board of directors has not approved any future advances on these loans. As of December 31, 2003, principal amounts of $155,000 and $115,000 were due from Messrs. Tzur and Scott, respectively. The loans are due on demand and bear interest at the applicable federal rate imposed by the Internal Revenue Service for one-year obligations. At December 31, 2003 the Company determined that the collectibility of these loans was in doubt and reserved the full amount due including interest.

         During 2003 we purchased material from Wanxiang America Corporation, an affiliate of Venture Equities Management Inc., which holds all of our outstanding Series A Preferred Stock. The aggregate amount of such purchases was approximately $5,150,000.

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

         During 2003 we were advanced the sum of $500,000 from Mrs. Tzur, wife of Yehuda Tzur, Chairman. The advance was made to fund working capital needs. This amount was repaid during the year without interest.

STOCKHOLDERS AGREEMENT AND PROXIES

         In connection with the issuance of the Series A Preferred Stock to Venture Equities Management, Inc., or "VEMI," we, Mr. Tzur, Mr. Scott, Mr. Israel and VEMI entered into a stockholders agreement. In the stockholders agreement Mr. Tzur, Mr. Scott and Mr. Israel agreed to vote their shares in favor of, and we agreed to take all actions within our control so that, our board of directors will consist of nine members, two of whom are designated by VEMI, and that one of the individuals designated by VEMI would be appointed as co-chairman of the board. We also agreed to take any actions within our control, and these shareholders agreed to vote in favor of actions, needed to ensure that the composition of the board of directors of each of our subsidiaries would be proportionate to that of our board, provided that at least one VEMI designee was on the board of each of our subsidiaries, and that the composition of any committees of our board of directors would be proportionate to that of our board, provided that at least one VEMI designee would be on each committee. The stockholders' agreement also provides that Mr. Tzur, Mr. Scott and Mr. Israel will vote their shares in favor of the election of the VEMI designees to our board of directors. As noted in "Directors, Executive Officers and Key Personnel", our board is currently comprised of seven persons including one VEMI nominee, and we remain prepared to add a second director nominee from VEMI, when and if nominated by VEMI.

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

         In connection with the issuance of the Series A Preferred Stock to VEMI, Mr. Scott and Mr. Tzur both executed irrevocable proxies in favor of VEMI or its representative. The proxies cover all the shares of our common stock owned by Mr. Scott and Mr. Tzur, which is currently 1,916,100 shares. The proxies effectively grant VEMI voting power over the shares owned by Mr. Tzur and Mr. Scott if an event of default, as defined in the certificate of designations for the Series A Preferred Stock or the Default Warrant issued to VEMI, occurs. We purchase products from Wanxiang on a regular basis under the supply agreement which calls for 60 day payment terms. Periodically, depending upon our cash position, certain of our payables to Wanxiang have exceeded 60 days, as is presently the case. Wanxiang has never declared an event of default with regard to its default warrant as a result of the foregoing, and the default warrant has a 30 day cure period in the event of monetary defaults. The proxies generally give VEMI the power to vote a number of shares owned by Mr. Scott and Mr. Tzur equal to the number of shares it acquires upon exercise of the Default Warrant, which can only be exercised if a defined event of default occurs. However, if the default in question stems from our breach of any provision of the purchase agreement relating to the issuance of the Series A Preferred Stock, the stockholders agreement described above, any of the warrants issued to VEMI, or the supply agreement entered into with Wanxiang America Corporation, VEMI or its designee will have the right to vote all of the shares held by Mr. Tzur and Mr. Scott whether or not it exercises the default warrant. If a default occurs which grants VEMI or its designee voting rights over all of the shares and is later cured, the voting rights will terminate after one year.

ITEM 14. PRINCIPAL Accountant Fees and Services

         The table below sets forth the fees paid to our independent auditors in the years ended December 31, 2003 and December 31, 2002. In 2003 and 2002 our independent auditors were Ernst & Young LLP, and in 2001 our independent auditors were Altschuler Melvoin & Glasser LLP.

FEE TYPE                                             FISCAL 2003       FISCAL 2002
--------                                             -----------       -----------
Audit Fees (a)                                          $130,477           110,000
Audit-Related Fees (b)                                     6,900                --
Tax Fees (c)                                              36,711             5,250
All Other Fees (d)                                         2,250                --

         (a) Includes fees paid for professional services rendered in connection with the audit of the annual financial statements, for the review of the quarterly financial statements and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

         (b) Includes fees paid for professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

         (c) Includes fees paid for tax compliance, tax advice, and tax planning.

         (d) Includes fees paid for any services not included in the first three categories.

         The Audit Committee has considered whether the provisions of the non-audit services described in the table above for 2003 is compatible with maintaining the independence of Ernst & Young LLP.

         The Audit Committee has adopted a policy requiring pre-approval by the committee of all services, both audit and non-audit, to be provided to us by our independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2004 and has also given its approval for up to one year in advance for the provision by Ernst & Young LLP of particular categories or types of audit-related, tax and permitted non-audit services, in each case subject to a specific budget. In cases where the Audit Committee's pre-approval is not covered by one of those approvals, a designated member of the Audit Committee has the delegated authority to pre-approve the provision of services, and such pre-approvals are then communicated to the full Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of documents filed:

                  (1)      Financial Statements:

                  (2)      Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (3)      Exhibits

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

                      10(aa) First Amendment to Debenture Purchase Agreement dated as of October 30, 2001 by and between Universal Automotive Industries, Inc. and FINOVA Mezzanine Capital, Inc. (Exhibit 10(aa) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                      10(ab) First Amendment to Universal Automotive Industries, Inc. 12.25% Subordinated Debenture due July 11, 2002 (Exhibit 10(ab) to our Form 10-K Annual Report filed with the SEC on April 1,
                              2002)*

                      10(ac) Prepayment Agreement dated as of October 30, 2001 between Universal Automotive Industries, Inc. and FINOVA Mezzanine Capital, Inc. (Exhibit 10(ac) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                      10(ah) Investment Banking Agreement dated as of November 30, 2001 by and between Universal Automotive Industries, Inc. and J.P. Turner & Company, L.L.C. (Exhibit 10(ah) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                      10(ai) Corporate Consulting Agreement dated October 16, 2001 by and between Universal Automotive Industries, Inc. and Schneider Securities, Inc. (Exhibit 10(ai) to our Form 10-K Annual Report filed with the SEC on April 1, 2002)*

                      10(aj) Corporate Consulting Agreement dated May 28, 2002 by and between Universal Automotive Industries, Inc and Rockwell Asset Management Company, Inc. (Exhibit 10(aj) to our Form 10-K Annual Report filed with the SEC on April 15, 2003)*

                          14  Code of Ethics

                          21  Subsidiaries of the Registrant

                        23.1  Consent of Ernst and Young LLP

                        23.2  Consent of Altschuler, Melvoin & Glasser, LLP

                        31.1  (Description to Come)

                        31.2  (Description to Come)

                        32.1 Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002

* These exhibits are incorporated herein by reference to the report referenced after each exhibit next to which an asterisk appears.

+        Indicates executive compensation plans and arrangements.

         (b)      Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fourth quarter of 2003: (i) third quarter earnings release; (ii) summary of Laurus Master Fund financing agreement; and (iii) summary of Global Capital financing agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                           By: /s/ Arvin Scott
                                           Arvin Scott, Chief Executive Officer

Date: April 14, 2004

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated and on the dates indicated.

Signatures                             Title                                                   Date

/s/ Arvin Scott                        Chief Executive Officer, President and
---------------------------            Director (Principal Executive Officer)                  April 14, 2004
Arvin Scott


/s/ Robert Zimmer
---------------------------
Robert Zimmer                          Chief Financial Officer (Principal Financial Officer)   April 14, 2004


/s/ Yehuda Tzur
---------------------------
Yehuda Tzur                            Chairman of the Board of Directors                      April 14, 2004


/s/ Alan Zeffer
---------------------------
Alan Zeffer                            Director                                                April 14, 2004


/s/ Zemin Xu
---------------------------
Zemin Xu                               Director                                                April 14, 2004


/s/ Dennis Kessler
---------------------------
Dennis Kessler                         Director                                                April 14, 2004


/s/ M. Catherine Jaros
---------------------------
M. Catherine Jaros                     Director                                                April 14, 2004

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                               TABLE OF CONTENTS
                           DECEMBER 31, 2003 AND 2002



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

         Consolidated Balance Sheets                                                     F-2

         Consolidated Statements of Operations                                           F-3

         Consolidated Statements of Changes in Stockholders' Equity               F-4 to F-5

         Consolidated Statements of Cash Flows                                    F-6 to F-7

         Notes to the Consolidated Financial Statements                          F-8 to F-22

         Independent Auditors' Report on Schedule I                                      S-1

         Valuation and Qualifying Accounts (Schedule I)                                  S-2

INDEPENDENT AUDITORS' REPORT



Board of Directors of Universal Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Universal Automotive Industries, Inc. as of December 31, 2003 and 2002, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Automotive Industries, Inc. as of December 31, 2003 and 2002 and the consolidated results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
March 12, 2004

Board of Directors of Universal Automotive Industries, Inc.

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity and cash flows for year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company's Hungarian subsidiary (Notes 1 and 15) which statements reflect aggregate total assets of $0 as of December 31, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary (before estimated loss on disposal) is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
March 27, 2002

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2003 AND DECEMBER 31, 2002



                                                                                          2003            2002
                                                                                      ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents                                                          $    605,211    $    237,600
   Accounts receivable, trade (net of allowance for doubtful accounts of $632,000
   and $464,725 in 2003 and 2002)                                                        9,724,502      12,702,701
   Inventories                                                                          14,875,045      17,051,952
   Deferred income taxes                                                                   240,000         240,000
   Prepaid expenses and other current assets                                               133,218         215,987
                                                                                      ------------    ------------
                                                                                        25,577,976      30,448,240
                                                                                      ------------    ------------
   Property and equipment - net of accumulated depreciation                              3,913,867       4,175,208
                                                                                      ------------    ------------
Other assets
   Goodwill                                                                                480,498         480,498
   Due from employees                                                                       40,250         345,296
   Deferred financing costs, net                                                         1,932,179         132,148
   Other assets                                                                            605,586         563,394
                                                                                      ------------    ------------
                                                                                         3,058,513       1,521,336
                                                                                      ------------    ------------
                                                                                      $ 32,550,356    $ 36,144,784
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable, trade                                                            $  9,814,785    $ 10,212,291
   Accrued expenses and other current liabilities                                        2,387,402       2,608,466
   Long-term indebtedness, current portion                                                  81,430         356,663
   Convertible note, current portion                                                       909,091              --
   Subordinated debenture, current portion                                                  60,000          84,020
                                                                                      ------------    ------------
                                                                                        13,252,708      13,261,440
Long-term liabilities
   Revolving line-of-credit                                                             11,997,526      16,949,821
   Long-term indebtedness, non-current portion                                              37,234         110,510
   Convertible note, non-current portion                                                 3,868,265              --
   Subordinated debenture, non-current portion                                             773,120       1,109,986
   Deferred rent expense                                                                    30,419          30,419
                                                                                      ------------    ------------
                                                                                        16,704,966      18,200,736
Stockholders' equity
   Preferred stock (authorized 2,000,000 shares, $0.01 par value, 201,438 shares of
   series A and 100,000 shares of series B issued and outstanding in 2003 and 2002)          3,014           3,014
   Common stock (authorized 30,000,000 shares, $0.01 par value, 8,948,097 and
   8,224,950 shares issued and outstanding in 2003 and 2002)                                89,481          82,249
   Additional paid-in capital                                                           16,912,641      15,208,441
   Accumulated deficit                                                                 (13,885,621)     (9,644,606)
   Accumulated other comprehensive loss                                                   (479,781)       (904,340)
   Stock subscription receivable                                                           (48,650)        (62,150)
                                                                                      ------------    ------------
                                                                                         2,591,084       4,682,608
                                                                                      ------------    ------------
                                                                                      $ 32,550,356    $ 36,144,784
                                                                                      ============    ============

See accompanying notes.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                2003            2002            2001
                                                           ------------    ------------    ------------
Net sales                                                  $ 59,303,312    $ 69,855,578    $ 71,823,135
Cost of sales                                                51,765,136      57,529,134      61,116,436
                                                           ------------    ------------    ------------
GROSS PROFIT                                                  7,538,176      12,326,444      10,706,699

Selling, general and administrative                           9,414,875      10,316,646      10,632,782
Other operating expenses                                        247,753          98,423         792,555
Loss from Hungarian operations                                       --          71,239         294,897
                                                           ------------    ------------    ------------
                                                              9,662,628      10,486,308      11,702,234
                                                           ------------    ------------    ------------
(LOSS) INCOME  FROM OPERATIONS                               (2,124,452)      1,840,136      (1,013,535)
Other (income) expense
   Interest expense                                           1,057,325       1,398,017       2,503,383
   (Gain) loss on disposition of assets                           5,601         (49,298)             --
   Non-cash expense relating to the issuance of warrants        648,027              --              --
   Gain on debt restructuring                                        --              --        (829,714)
   Other                                                        405,610              --        (148,950)
                                                           ------------    ------------    ------------
                                                              2,116,563       1,348,719       1,524,719
                                                           ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                            (4,241,015)        491,417      (2,538,254)
Income taxes
   Current                                                           --              --          12,623
   Deferred                                                          --              --         427,800
                                                           ------------    ------------    ------------
                                                                     --              --         440,423
                                                           ------------    ------------    ------------
NET (LOSS) INCOME                                            (4,241,015)        491,417      (2,978,677)
Issuance of preferred stock with beneficial conversion
   feature and warrants                                              --              --        (430,614)
                                                           ------------    ------------    ------------
NET (LOSS) INCOME  AVAILABLE TO COMMON STOCKHOLDERS        $ (4,241,015)   $    491,417    $ (3,409,291)
                                                           ============    ============    ============

Earnings (loss) per share
   Basic net (loss) income  per common share               $      (0.51)   $       0.06    $      (0.45)
                                                           ============    ============    ============
   Diluted net (loss) income  per common share             $      (0.51)   $       0.06    $      (0.45)
                                                           ============    ============    ============

See accompanying notes.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                       PREFERRED STOCK                  COMMON STOCK
                                                                ----------------------------    ---------------------------
                                                                   SHARES                          SHARES
                                                                OUTSTANDING         AMOUNT       OUTSTANDING      AMOUNT
                                                                ------------    ------------    ------------   ------------
Balance January 1, 2001                                                   --    $         --       7,243,570   $     72,435
                                                                ------------    ------------    ------------   ------------
Comprehensive loss for 2001
   Net loss
   Other comprehensive income, foreign
     currency translation adjustments
Comprehensive loss
Common stock and stock options recorded
   as compensation                                                                                    20,300            203

Common stock and warrants issued for services                                                         20,000            200
 Series A preferred stock issued with beneficial
 conversion (net of issuance costs of $100,000)                      201,438           2,014

Redemption of common stock and warrants                                                             (279,260)        (2,793)
 Series B preferred stock issued                                     100,000           1,000

Conversion of minority interest                                                                      225,000          2,250

Warrants and options exercised                                                                       375,300          3,753

Common stock issued in satisfaction of obligation                                                    334,689          3,346

                                                                ------------    ------------    ------------   ------------
Balance, December 31, 2001                                           301,438    $      3,014       7,939,599   $     79,394
                                                                ------------    ------------    ------------   ------------
Comprehensive income for 2002
   Net income
   Other comprehensive loss, foreign
     currency translation adjustment
Comprehensive income
Warrants and options exercised                                                                       285,350          2,855
Services rendered as payment of stock subscription
receivable

Forfeiture of short swing profits by officer
Stock options recorded as compensation

                                                                ------------    ------------    ------------   ------------
Balance December 31, 2002                                            301,438    $      3,014       8,224,949   $     82,249
                                                                ------------    ------------    ------------   ------------
Comprehensive loss for 2003
   Net income
   Other comprehensive loss, foreign
     currency translation adjustments
Comprehensive loss
Warrants and options exercised                                                                       723,148          7,232
Services rendered as payment of stock subscription
receivable
Issuance of warrants in connection with
   Services
   Convertible notes
                                                                ------------    ------------    ------------   ------------
Balance December 31, 2003                                            301,438    $      3,014       8,948,097   $     89,481
                                                                ------------    ------------    ------------   ------------

See accompanying notes.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                             ADDITIONAL                                     STOCK
                                                              PAID-IN       ACCUMULATED                 SUBSCRIPTION
                                                              CAPITAL         DEFICIT                     RECEIVABLE       TOTAL
                                                            ------------    ------------   -----------  -------------   -----------
Balance January 1, 2001                                     $  8,670,736    $ (6,774,614)  $(1,248,945)  $         --   $   719,612
                                                            ------------    ------------   -----------   ------------   -----------
Comprehensive loss for 2001
  Net loss                                                                    (2,978,677)                                (2,978,677)
  Other comprehensive income, foreign
    currency translation adjustments                                                           366,120                      366,120
                                                                                                                        -----------
Comprehensive loss                                                                                                       (2,612,557)
Common stock and stock options recorded
  as compensation                                                 78,484                                                     78,687
Common stock and warrants issued for services                    114,993                                                    115,193
  Series A preferred stock issued with beneficial
    conversion (net of issuance costs of $100,000)             3,080,718       (382,732)                                  2,700,000
Redemption of common stock and warrants                       (1,134,758)                                                (1,137,551)
  Series B preferred stock issued                              1,999,000                                                  2,000,000
Conversion of minority interest                                  447,750                                                    450,000
Warrants and options exercised                                   730,370                                     (120,000)      614,123
Common stock issued in satisfaction of obligation                596,654                                                    600,000

                                                            ------------    ------------   -----------   ------------   -----------
Balance, December 31, 2001                                  $ 14,583,947    $(10,136,023)  $  (882,825)  $   (120,000)  $ 3,527,507
                                                            ------------    ------------   -----------   ------------   -----------
Comprehensive income for 2002
  Net income                                                                     491,417                                    491,417
  Other comprehensive loss, foreign
    currency translation adjustments                                                           (21,515)                     (21,515)
                                                                                                                        -----------
Comprehensive income                                                                                                        469,902
Warrants and options exercised                                   598,769                                                    601,624
Services rendered as payment of stock
  subscription receivable                                                                                      57,850        57,850
Forfeiture of short swing profits by officer                       5,925                                                      5,925
Stock options recorded as compensation                            19,800                                                     19,800

                                                            ------------    ------------   -----------   ------------   -----------
Balance December 31, 2002                                   $ 15,208,441    $ (9,644,606)  $  (904,340)  $    (62,150)  $ 4,682,608
                                                            ------------    ------------   -----------   ------------   -----------
Comprehensive loss for 2003
  Net income                                                                  (4,241,015)                                (4,241,015)
  Other comprehensive loss, foreign                                                                                              --
    currency translation adjustments                                                           424,559                      424,559
                                                                                                                        -----------
Comprehensive loss                                                                                                       (3,816,456)
Warrants and options exercised                                   354,343                                                    361,575
Services rendered as payment of stock
  subscription receivable                                                                                      13,500        13,500
Issuance of warrants in connection with
  Services                                                       912,357                                                    912,357
  Convertible notes                                              437,500                                                    437,500

                                                            ------------    ------------   -----------   ------------   -----------
Balance December 31, 2003                                   $ 16,912,641    $(13,885,621)  $  (479,781)  $    (48,650)  $ 2,591,084
                                                            ------------    ------------   -----------   ------------   -----------


See accompanying notes.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                         2003           2002             2001
                                                                                     ------------    ------------    ------------
OPERATING ACTIVITIES
               Net (loss) income                                                     $ (4,241,015)   $    491,417    ($ 2,978,677)
               Depreciation and amortization                                            1,224,746       1,400,314       1,319,047
               Loss on sale of property and equipment                                       5,601              --              --
               Gain on debt restructuring                                                      --              --        (829,714)
               Provision for bad debts                                                    874,552         139,055         606,433
               Other                                                                           --              --          45,452
               Deferred income taxes                                                           --              --         427,800
               Compensation expense for stock options                                          --          19,800          78,687
               Warrants  issued for services                                              912,357              --         115,193
               Stock subscription receivable paid through the exchange of services         13,500          57,850              --
               Changes in
                 Accounts receivable, trade                                             2,448,943       3,017,356      (1,900,611)
                 Inventories                                                            2,176,907        (634,943)      2,881,476
                 Prepaid expenses and other current assets                                (19,585)       (365,176)        373,030
                 Net assets of Hungarian operations                                            --              --         152,926
                 Other assets                                                             (19,461)       (273,206)        109,137
                 Accounts payable, trade                                                 (397,506)     (1,233,971)     (2,578,147)
                 Accrued expenses and other current liabilities                          (626,230)       (456,975)        165,018
                                                                                     ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     2,352,809       2,161,521      (2,012,950)
                                                                                     ------------    ------------    ------------

INVESTING ACTIVITIES
               Purchase of property and equipment                                        (565,976)       (568,699)       (913,221)
               Proceeds from disposition of assets                                             --              --              --
               Advances to stockholders                                                        --         (24,367)        (62,209)
               Deposits and costs incurred in connection with pending acquisition        (348,892)        (10,000)             --
                                                                                     ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (914,868)       (603,066)       (975,430)
                                                                                     ------------    ------------    ------------

FINANCING ACTIVITIES

               Net increase (decrease)  in revolving line-of-credit                    (4,952,295)     (2,072,052)      1,757,762
               Payments on long-term indebtedness                                        (348,509)       (811,422)       (529,167)
               Forfeiture of short swing profits by officer                                    --           5,925              --
               Proceeds from issuance of convertible notes                              4,700,000              --              --
               Proceeds from issuance of preferred stock                                       --              --       2,800,000
               Redemption of common stock and warrants                                         --              --      (1,000,000)
               Proceeds from issuance of common stock from  exercise of warrants
                 and options                                                              361,575         601,624         614,123
               Convertible notes issuance costs                                          (990,895)             --        (100,000)
                                                                                     ------------    ------------    ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (1,230,124)     (2,275,925)      3,542,718
                                                                                     ------------    ------------    ------------

             Effect of exchange rate changes on cash                                      159,793         (21,515)        366,120
                                                                                     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                                               367,610        (738,985)        920,458

               Cash and cash equivalents at beginning of year                             237,600         976,585          56,127
                                                                                     ------------    ------------    ------------
               CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    605,210    $    237,600    $    976,585
                                                                                     ============    ============    ============

See accompanying notes.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                             2003           2002           2001
                                        ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Interest paid                       $  1,196,735   $  1,529,195   $  2,384,122
                                        ============   ============   ============
    Income taxes paid                   $      8,008   $      7,173   $     12,978
                                        ============   ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND
  FINANCING ACTIVITIES
    Liabilities satisfied by issuance
of common stock                         $         --   $         --   $    600,000
                                        ============   ============   ============

    Subordinated debt satisfied by
issuance of Series B preferred stock    $         --   $         --   $  2,000,000
                                        ============   ============   ============
    Conversion of minority interest
into common stock                       $         --   $         --   $    450,000
                                        ============   ============   ============

See accompanying notes.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 1  STRUCTURE

         Universal Automotive Industries, Inc. (the Company) acts as a holding company for its wholly-owned direct and indirect subsidiaries which, as of December 31, 2003, are as follows:

         Universal Automotive, Inc. (Universal)

         Universal Automotive of Virginia, Inc.

         Universal Brake Parts, Inc. (an amalgamation of 3 Canadian corporations previously owned by the Company, two of which were inactive in 2001).

         UBP Hungary, Inc. (Hungary), a United States Corporation and its wholly owned subsidiary, UBP Csepel Iron Foundry, KFT, a Hungarian limited liability company (see Notes 2 and 15).

         eParts eXchange, Inc., E-Commerce business-to-business activity (see
Note 14)

NOTE 2  NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

         Universal Automotive Industries, Inc. is engaged principally in the manufacture and distribution of automotive brake parts and operates from leased facilities in Alsip, Illinois; Compton, California; Walkerton, Virginia; Cuba, Missouri (closed effective December 31, 2002) and Toronto, Canada. Sales are made throughout the United States. The Company's Hungarian subsidiary, which was engaged in the manufacture of iron casting products, was sold during 2001 as described in Note 15.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         SEGMENT - The United States and Canadian operations are vertically integrated, and are considered part of the same industry segment and geographic segment (North America).

         REVENUE RECOGNITION - Revenues are recognized at the time of shipment to the customer which is generally when title passes. The sales incentives provided to customers in the amount of $49,146; $99,935; and $493,828 for 2003, 2002 and 2001, respectively, have been reflected as a reduction of revenue.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         FOREIGN CURRENCY TRANSLATION - The functional currency for the Company's foreign operation is the applicable local currency. Accordingly, all balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date and income statement amounts have been translated at the weighted average exchange rate for the year. The translation adjustments resulting from the changes in exchange rates have been reported as a separate component of stockholders equity. The effect of transaction gains and losses, which are reported in income, were not material for the periods presented.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times during the year, the Company maintains cash balances in excess of insured limits.

         CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. Credit risk with respect to trade receivables is limited due to the diversity of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-offs based upon historical experience. The Company's policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed-upon invoice terms.

         INVENTORIES - Inventories are stated at the lower of cost or market value with cost generally determined using the weighted average method, which approximates the first-in, first-out (FIFO) method. Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management judgment and available information.

         PROPERTY AND EQUIPMENT - Property and equipment, including amounts capitalized under capital leases is stated at cost less accumulated depreciation. Depreciation is computed under accelerated and straight-line methods. Depreciation expense was $1,086,482, $1,121,523 and $1,181,998 for the years ended December 31, 2003, 2002 and 2001, respectively.

         DEFERRED FINANCING COSTS - Deferred financing costs represent capitalized fees, expenses and cost allocated to warrants associated with obtaining financing. During 2003 $1,485,445 was incurred in connection with obtaining new financing of which $261,250 was the value of warrants given to the purchasers of the convertible notes and $176,250 was the value of warrants provided to financial advisors. These costs are being amortized using the straight-line method, which approximates the interest method, over the period of the related financing. Accumulated amortization of deferred financing costs at December 31, 2003 was $64,749.

         COST OF SALES - The Company considers warehousing (including certain salaries, occupancy costs, supplies) and buying expenses as an integral component of cost of sales.

         FREIGHT-OUT COSTS - The Company records freight-out costs in selling and administrative expense. Such amounts were $2,659,285, $3,342,626 and $3,484,585 for the years ended December 31, 2003, 2002 and 2001, respectively.

         GOODWILL - Goodwill was being amortized on a straight-line basis over its estimated economic life of 20 to 40 years through December 31, 2001. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No.
142), which became effective for the Company as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives. If the Company had excluded amortization expense relating to goodwill for the year ended December 31, 2001, the net loss would have been $2,949,187.

         The Company applied the new rules on accounting for goodwill and other intangibles assets beginning the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 resulted in no change to the goodwill amount. The Company performed the transitional impairment tests of goodwill as of January 1, 2002, and the required annual impairment test during the fiscal fourth quarter 2002 and 2003, and has determined that goodwill was not impaired.

         IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation would be completed to determine if the assets are impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount. If less, the Company would record an impairment based on market value.

         INCOME TAXES - Deferred income tax assets and liabilities are recognized for the expected future tax consequences related to assets and liabilities that have a different basis for tax and financial reporting. Deferred income tax assets and liabilities are determined based on the enacted tax rates during periods when the differences are expected to reverse. When there is uncertainty regarding realization of deferred tax assets, a valuation allowance is recorded (Note 12).

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with LaSalle National Bank adjusts with changes in the market rate of interest, management believes the fair value is equivalent to the carrying value. Management believes that the interest rate of 7.00 percent on the subordinated debenture is approximately equal to the current rate available for similar debt. Accordingly, the fair value of these debentures approximates their carrying value.

         STOCK BASED COMPENSATION - The Company grants employees stock options with an exercise price equal to the estimated fair market value of the common stock at the date of grant. The Company accounts for stock options in accordance with the provisions of Accounting Principles Bulletin (APB) Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees. The Company has adopted the disclosure only option rather than the fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, as amended by FAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure. Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is required.

         ADVERTISING - All costs associated with advertising are charged to operations when incurred. Advertising expense was $392,695, $349,171 and $548,146 for the years ended December 31, 2003, 2002 and 2001, respectively.

         NEW ACCOUNTING STANDARDS - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation NO. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements" (ARB 51). The primary objective of FIN 46 is to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate these variable interest entities. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity: FASB No. 150). This standard provides guidance for the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and otherwise for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

NOTE 3  INVENTORIES

Inventories consist of the following:

                               2003          2002
                           -----------   -----------
Inventories
        Finished goods     $12,231,089   $13,815,563
        Work-in-progress       574,730       510,264
        Raw materials        2,069,226     2,726,125
                           -----------   -----------
                           $14,875,045   $17,051,952
                           ===========   ===========

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:


                                                                     DEPRECIABLE
                                       2003             2002            LIVES
                                    ------------    ------------    ------------
Property, plant and equipment
         Machinery and equipment    $  6,982,725    $  6,387,406          5 - 11
         Tools and dies                1,454,123       1,143,837          5 - 11
         Patterns                      1,346,247       1,346,247          5 - 10
         Computer equipment            1,178,426       1,105,464          3 - 5
         Automobiles and trucks           23,533         289,237          3 - 5
         Furniture and fixtures          403,503         379,874          5 - 11
         Leasehold improvements          540,507         385,757            5
         Construction in progress             --          66,100
                                    ------------    ------------
                                    $ 11,929,064    $ 11,103,922
         Accumulated depreciation     (8,015,197)     (6,928,714)
                                    ------------    ------------
                                    $  3,913,867    $  4,175,208
                                    ============    ============

NOTE 5  ACCRUED EXPENSES

         Accrued expenses as summarized as follows:

                           DECEMBER 31,
                  ----------------------------
                       2003           2002
                  ------------   ------------
Accrued rebates   $    579,517   $    805,413
Other                1,800,885      1,803,053
                  ------------   ------------
                  $  2,387,402   $  2,608,466
                  ============   ============

NOTE 6  OTHER OPERATING EXPENSES

         Other operating expenses consist of the following:

                                                      DECEMBER 31,
                                      ------------------------------------------
                                           2003           2002           2001
                                      ------------   ------------   ------------
Expired barter credits                $         --   $         --   $    275,730
Lease expense on abandoned location        247,753             --             --
eParts eXchange shut down expense               --             --        113,577
Moving expenses                                 --         13,298        281,817
Terminated deal expenses                        --         45,125             --
Prior year Michigan SBT Tax                     --         40,000        121,431
                                      ------------   ------------   ------------
                                      $    247,753   $     98,423   $    792,555
                                      ============   ============   ============

NOTE 7  DUE FROM STOCKHOLDERS

         Amounts due from stockholders represent advances made to certain stockholders who are also executives of the Company as well as the related accrued and unpaid interest. The advances bear interest at the IRS prescribed rate and are due on demand. As of December 31, 2003 these notes have been fully reserved. Interest income from these advances amounted to $0; $24,367; and $22,209 for 2003, 2002 and 2001, respectively.

NOTE 8  SUBORDINATED DEBENTURE AND PREFERRED STOCK

         On July 14, 1997, the Company sold a $4,500,000 subordinated debenture to Finova Mezzanine Capital, Inc. (formerly Tandem Capital, Inc.) with interest at 12.25 percent per annum through maturity on July 14, 2002. Through August 14, 2001 the Company had issued Finova warrants to purchase 1,575,000 shares of the Company's common stock at exercise prices ranging from $0.83 to $1.58, based on 80 percent of the average closing bid price of the Company's common stock for the 20 days preceding the respective issuance dates. The warrants were exercisable at any time through the sixth anniversary of the debenture issue date. During 2000, Finova elected to exercise one of its warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $0.83 per share, using a "cashless" exercise provision whereby Finova received a net of 279,260 shares of common stock after surrendering 170,743 shares which had a fair market value equal to the aggregate exercise price. The Company received no cash proceeds from this transaction when such shares were issued.

         On October 31, 2001 the Company completed a restructuring of the $4,500,000 subordinated debt held by Finova. The restructuring resulted in the following: (i) Finova surrendered to the Company all of its holdings in the Company's common stock and warrants (279,260 shares and warrants to purchase an additional 1,125,000 shares at prices ranging from $1.12 to $1.58 per share);
(ii) the Company's payment of $1,000,000 to Finova; (iii) issuance to Finova of $2,000,000 of series B preferred stock ($0.01 par value); and (iv) the amendment of the debenture to $1,500,000. The amendment to the debenture also reduced the interest rate from 12.25 percent to 7.0 percent and allowed the Company to pay the remaining balance by making five $100,000 payments every 45 days beginning December 15, 2001 with a final payment due July 11, 2005. The surrendered warrants had cashless exercise features which, based on the closing price of the Company's common stock of $1.89 per share on the date of the restructuring, would have allowed Finova to receive 322,619 shares of common stock. This transaction has been accounted for as a troubled debt restructuring and resulted in a gain of $829,714 (inclusive of an accrual of all remaining interest to be paid of approximately $272,000) during the year ended December 31, 2001. The series B preferred stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at any time at the Company's option and is convertible into 1,000,000 shares of common stock for which the Company provided Finova with registration rights. The Company has registered the common stock into which the Series B preferred stock will be convertible.

         On October 8, 2003 as an inducement for Finova to approve the additional financing from Global Capital Funding Group, L.P. (See Note 11) the Company paid a consent fee of $ 50,000 which was recorded as a deferred financing cost.

         On October 31, 2003 as an inducement for Finova to approve the additional financing from Laurus Master Funds, (see Note 11) the Company amended the subordinated debenture. This amendment resulted in the following: (i) the Company's payment of $250,000, (ii) the interest rate increase from 7.0 percent to 8.0 percent, (iii) monthly installment payments of $25,000 beginning January 1, 2005 through July 1, 2005, (iv) a final payment of $575,000 on July 11, 2005 and (v) the Company's payment of a consent fee of $12,000, which was recorded as a deferred financing cost.

         On August 29, 2001, the Company issued 201,438 shares of series A preferred stock ($0.01 par value) to Venture Equities Management, Inc. (VEMI) (an affiliate of Wanxiang America Corporation - see Note 16) in exchange for $2,800,000 in cash. The series A preferred stock has no fixed dividend, entitles the holder to a liquidation preference, is redeemable at the Company's option subject to certain conditions, and is convertible into 2,014,380 shares of the Company's common stock (with registration rights), subject to certain anti-dilution provisions. In connection with the issuance of the series A preferred stock, the Company also issued to VEMI three warrants to purchase common stock: the first and second warrants for 800,000 shares each were exercisable at any time through August 28, 2003 at an exercise price of $2.25 per share (and have now lapsed); the third warrant for 2,500,000 shares is exercisable only upon the occurrence of events of default with respect to certain ongoing covenants contained in the certificate of designation for the Series A preferred stock, at an exercise price to be determined based on a defined computation. The costs related to the issuance of the preferred stock amounted to approximately $100,000. The Company has also registered the common stock into which the Series A preferred stock is convertible, consistent with the VEMI's registration rights under the loan agreement.

NOTE 9  LASALLE INDEBTEDNESS

         The Company has a credit agreement with LaSalle Bank National Association or its subsidiaries ("LaSalle") for a revolving line of credit of up to $22,000,000 based on eligible accounts receivable and inventory. The weighted average interest rates on the aforementioned revolving credit facility borrowings were 5.04 percent, 5.70 percent, and 8.68 percent for the years ended December 31, 2003, 2002, and 2001, respectively.

         The revolving line of credit had a term ending May 1, 2005 and an interest rate of prime plus 1.5% per annum. During 2001 the interest rate was changed from prime plus 0.5 percent per annum. The line of credit is subject to an ongoing option to convert to LIBOR plus 2.5 percent per annum.

         The LaSalle agreement contained certain limitations on dividends and capital expenditures and requires the Company to satisfy a certain financial test concerning defined minimum tangible net worth. The entire credit facility was secured by a first lien on the inventory and accounts receivable of the Company.

         At December 31, 2003, approximately $269,000 was available for borrowing under the revolving credit line. On January 12, 2004 the LaSalle credit facility was replaced with a new credit facility from Congress Financial Corporation (see Note 20).

NOTE 10  LONG-TERM INDEBTEDNESS

         Long term indebtedness is summarized as follows:

                                              2003           2002
                                         ------------   ------------
LaSalle Term Loan (see Note 9)           $         --   $    206,826
Capital Lease Obligation (see Note 13)        115,550        245,935
Vehicle Acquisition Loans                       3,114         14,412
                                         ------------   ------------
                                         $    118,664   $    467,173
Current Portion                                81,430        356,663
                                         ------------   ------------
Noncurrent Portion                       $     37,234   $    110,510
                                         ============   ============

         The approximate aggregate maturities of all long-term indebtedness are:

                                                         SUBORDINATED     CONVERTIBLE      REVOLVING
                                                           DEBENTURE         NOTES       LINE OF CREDIT
                                           PER ABOVE        (NOTE 8)       (NOTE 11)       (NOTE 9)
                                         -------------   -------------   -------------   -------------
                   2004                  $      81,430   $      60,000   $     909,091   $          --
                   2005                         37,234         773,120       3,659,091      11,997,526
                   2006                             --              --         681,818              --
                   2007                             --              --              --              --
                   2008
                                         -------------   -------------   -------------   -------------
                                               118,664         833,120       5,250,000      11,997,526
                                                    --         458,664              --              --
                                         -------------   -------------   -------------   -------------
Deferred financing cost                  $     118,664   $     833,120   $   4,791,664   $  11,997,526
                                         =============   =============   =============   =============

NOTE 11  CONVERTIBLE NOTES

         On July 3, 2003 the Company issued an unsecured convertible note with a face value of $1,550,000 to Global Capital Funding Group, L.P. (Global). The note was sold at a discounted amount of $1,240,000 and is due July 2005. This note provides, among other provisions, for voluntary conversion into the Company's common stock at the option of the holder. The conversion price is equal to the greater of the weighted average market value of the Company's common stock for the ten business days immediately prior to the date of conversion or $0.35. We will issue a total of 1,139,706 shares if the conversion price is at $1.36 per share, which was the closing price on December 31, 2003; however, we will issue a total of approximately 4,430,000 shares if this note is converted at $0.35 per share. We will not know the exact conversion price until we receive a request for conversion. In connection with the issuance of this note, the investor received a warrant to purchase 250,000 shares of the Company's common stock. The common stock purchase warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $1.20 per share. In addition to the common stock purchase warrant issued to Global, the Company also issued to a financial advisor a common stock purchase warrant for 200,000 shares of the Company's common stock. This warrant may be exercised at any time and is valid for five years from the date of issuance at an exercise price of $1.16 per share. These warrants were valued at $124,853 and were recorded as a deferred financing fee. Total fees and expenses paid in cash were $163,250 and have been recorded as deferred financing fees. These costs will be amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $292,505.

         On October 31, 2003 the Company issued a secured convertible note to Laurus Master Funds Ltd. (Laurus) in the amount of $2,500,000 which is payable in 33 equal monthly installments beginning January 31, 2004 and is secured by a first lien on the fixed assets of the Company. Interest is payable at the prime rate plus two percent (4.0% as of December 31, 2003). The note provides that payments of principal and interest may, at the sole option of the Company, be made in cash or shares of common stock of the Company. The payment of principal and interest may be made in common stock of the Company if the closing price for the five trading days preceding the payment date is at least $1.30 per share. The conversion price was reduced from $1.39 to $1.30 per share effective January 9, 2004. If the Company's common stock is not $1.30 per share for the five days preceding the payment date then the conversion price will be 90% of the lowest closing price for the 22 trading days prior to the payment date, with a floor conversion price of $0.50 per share. If the payment of principal and interest in made in cash, the amount due will be 103% of the amount which would otherwise be due. The Company also issued 350,000 warrants to Laurus and 312,500 warrants to a financial advisor. The Laurus warrants are exercisable over five years at a price of $1.60 to $2.02 per share. The warrants issued to the financial advisor are exercisable over five years at $1.60 per share. The warrants were valued at $206,347 and were recorded as a deferred financing fee. Cash fees and expenses of $393,650 were incurred in connection with securing this loan and were also recorded as a deferred financing fee. These deferred financing fees are being amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $583,345. The indebtedness under the Laurus note was increased to $4,500,000 in the aggregate in January 2004 simultaneous with the closing of the Congress Financial Corporation loan (see Note 20).

         On November 26, 2003 the Company issued an unsecured convertible note with a face value of $1,200,000 to Global Capital Funding Group, L.P. (Global II
- an affiliate of Global) for an aggregate proceeds of $ 960,000. The note provides for a lump sum payment of $1,200,000 on November 26, 2005. In addition the note may be converted at the option of the note holder at a conversion price of the lesser of $3.00 per share or of 95% of the volume weighted average market value of the Company's common stock for the ten business days immediately prior to the notice date of conversion provided that in no event will the conversion price be less than $0.35 per share. The Company also issued 250,000 warrants to Global II and 50,000 warrants to a financial advisor. The Global II warrants are exercisable over five years at a price of $1.92 per share. The warrants issued to the financial advisor are exercisable over five years at $1.90 per share. The warrants were valued at $106,300 and were recorded as a deferred financing fee. Cash fees and expenses of $110,500 were incurred in connection with securing this loan and were also recorded as a deferred financing fee. These deferred financing fees are being amortized over the term of the note. As of December 31, 2003, the unamortized deferred financing fees related to this transaction are $216,800.

'


NOTE 12 INCOME TAXES

         The components of the net deferred tax assets are as follows:

                                                                                 2003            2002
                                                                            ------------    ------------
Deferred tax asset - U.S.
    Tax benefits upon future liquidation of Hungarian subsidiary            $    193,400    $    193,400
    Bad debt allowance                                                           267,893         179,731
    Variation of inventories between tax and financial reporting purposes        239,228         166,431
    Net operating loss carryforward                                            4,008,174       3,068,755
    Compensation expense for stock options                                       233,474         240,800
    Other accruals                                                               232,308         202,400
                                                                            ------------    ------------
                                                                            $  5,174,477    $  4,051,517

Net operating loss carryforward -Canada                                          643,334         323,067
Gross deferred tax asset                                                    $  5,817,811    $  4,374,584
Deferred tax liability - depreciation and temporary differences
    U.S                                                                         (371,049)       (242,634)
    Canada                                                                      (521,792)       (521,792)
                                                                            ------------    ------------
Gross deferred tax liability                                                    (892,841)       (764,426)
                                                                            ------------    ------------
                                                                               4,924,970       3,610,158
Valuation allowance                                                           (4,684,970)     (3,370,158)
                                                                            ------------    ------------
Net deferred tax asset                                                      $    240,000    $    240,000
                                                                            ============    ============

         At December 31, 2003, the Company had a United States net operating loss carryforward of approximately $12,671,000, expiring in years 2018 to 2023. Due to uncertainty regarding realization of the net deferred tax assets, a valuation allowance has been recorded.

         A reconciliation of the provision for income taxes and the amounts computed by applying the federal statutory rate to income (loss) from operations before income tax expense is as follows:

                                                                              2003            2002            2001
                                                                         ------------    ------------    ------------
(Loss) income from Operations before income tax expense
   United States                                                         $ (3,325,965)   $    335,688    $ (2,694,454)
   Canada                                                                    (915,050)        155,729         156,200
                                                                         ------------    ------------    ------------
                                                                         $ (4,241,015)   $    491,417    $ (2,538,254)
                                                                         ============    ============    ============

Computed income tax expense (benefit) at federal statutory rate          $ (1,569,176)   $    166,389    $   (863,000)
State income taxes                                                                 --              --        (101,500)
Increase in valuation allowance for deferred tax benefit                    1,314,812        (136,358)      1,141,600
Variance resulting from the effect of differences between Canadian and
  federal statutory rate and permanent differences                            254,364         (10,031)        263,323
                                                                         ------------    ============    ------------
                                                                         $         --    $         --    $    440,423
                                                                         ============    ============    ============

NOTE 13 LEASES

         The Company leases all of its facilities from unaffiliated parties. The lease terms range from month-to-month to long-term leases, the latest of which expires in 2012.

         Aggregate rent expense for all facilities was approximately $2,030,051; $1,980,000; and $1,978,000 for 2003, 2002 and 2001, respectively.

         The Company leases certain equipment under a capital lease payable in aggregate monthly installments of $12,913 through 2005. The net book value of such equipment under capital lease is $235,029 and $261,143 at December 31, 2003 and 2002, respectively (see Note 10).

         Minimum operating lease payments due over the remaining terms of the leases are as follows:

               OPERATING
                LEASES
              ----------
    2004      $1,216,282
    2005         493,689
    2006         424,886
    2007         409,163
    2008         445,349
 Thereafter   $1,181,558

NOTE 14 MINORITY INTEREST IN SUBSIDIARY

         In December 1999, a new subsidiary, eParts eXchange, Inc. ("EPX") was formed. EPX, built and ran a business-to-business e-commerce Internet platform (www.goepx.com) for worldwide buyers and sellers of automotive aftermarket parts focusing on the commodity, surplus and international trade segments. In June 2000, the funding of EPX was completed through the sale of $450,000 of preferred shares with conversion rights into the Company's common stock to a limited number of purchasers. In January 2001, the Company determined that it was better served by redirecting the efforts of the EPX team to augment the sales and marketing of the Company's products. As a result, the Company closed the website and remaining employees were permanently reassigned to the Company's distribution business. During 2001, the preferred shares of EPX were converted into 225,000 shares of the Company's common stock.

NOTE 15 HUNGARIAN OPERATIONS

         On December 9, 1999, the Company finalized its decision to discontinue its Hungarian operations. At December 31, 1999, the carrying value of the Hungarian plant and equipment was reflected at its estimated net realizable value of $800,000, resulting in a write-down of $1,583,000. The Company provided in 1999 for estimated costs of disposition of $1,500,000, including estimated losses of the Hungarian operations during the disposal period. The disposition was initially expected to occur by the end of 2000. Commencing in 2001, because the Company had not disposed of the Hungarian operations within one year, generally accepted accounting principles required that income or loss from such discontinued operations be included in the statement of operations as a component of income (loss) from continuing operations.

         The Company's subsidiary, UBP Hungary, Inc., sold its ownership interest in UBP Csepel Iron Foundry, Kft to Euro-Industrial Limited, LLC (an unrelated third party), as of December 31, 2001, for $100,000, paid with a single promissory note. Also in connection with the sale, several instruments evidencing debt owed by UBP Csepel to UBP Hungary were replaced by a single promissory note in the amount of $728,000. Under the terms of the promissory note for the purchase price, the $100,000 was to be paid in quarterly installments beginning April 2002 and ending January 2003. This note did not bear interest unless there was a default under the note. As of December 31, 2002 this note was in default. The $728,000 promissory note was to be repaid in monthly installments beginning in November 2003 and ending in October 2006. This promissory note bore interest at the rate of 6.5 percent per year. Due to the uncertainty of the collectability of this note, the Company provided a reserve for the entire balance including accrued interest.

NOTE 16 COMMITMENTS AND CONTINGENCIES

         In connection with the issuance of series A preferred stock in August 2001 (see Note 8), the Company entered into a supply agreement with Wanxiang. Under the supply agreement, the Company agreed to make annual purchases of parts from Wanxiang totaling at least $5,000,000, provided that the prices of the products the Company purchases from Wanxiang are substantially comparable to the prices charged by other suppliers in the Peoples Republic of China for similar products. In the event the Company does not purchase $5,000,000 in products from Wanxiang in a year, the Company is obligated under the agreement to pay Wanxiang 20 percent of the difference between $5,000,000 and the amount the Company has purchased during the year. The agreement provides Wanxiang with a right of first refusal with respect to products the Company seeks to purchase from other suppliers located in the Peoples Republic of China. The supply agreement has an indefinite term, but can be terminated by Wanxiang at any time and by the Company if Wanxiang materially fails to perform its obligations under the agreement, or if the number of shares of the Company's common stock underlying the shares of series A preferred stock owned by VEMI falls below a specified level. During the years ended December 31, 2003 and 2002 the Company purchased approximately $5,150,000 and $5,400,000 of products from Wanxiang, respectively.

         The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not covered, are without merit or are of such kind or involve such amounts that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 17 STOCK WARRANTS AND OPTIONS

         At December 31, 2003, the Company had 744,302 outstanding redeemable common stock purchase warrants with an exercise price of $0.50 per share, expiring on January 31, 2004 On June 2, 2003 the Company reduced the exercise price to $0.50 per share from $2.25 per share and extended the expiration date to August 15, 2003. On July 28, 2003 the Company further extended the expiration date of the warrants to January 31, 2004. A total of 393,148 and 142,350 of these warrants were exercised during 2003 and 2002, respectively. As a result of the modifications related to the reduction in the exercise price and the extension of the exercise price, the Company was required to revalue the warrants and recorded a non-cash charge of $275,543.

         In addition to the warrants discussed above and in Notes 8, and 11, in exchange for consulting services the Company issued:

         (a) in 2003, warrants to purchase 700,000 shares of the Company's common stock at an exercise price of $0.75 per share, exercisable until 2005. In connection with the issuance of these warrants the Company recorded a deferred expense which is being amortized over the life of the consulting services contracts. These warrants were valued at $466,475 with $202,144 being amortized during 2003. At December 31, 2003, the unamortized portion of the deferred consulting services expense was $264,330;

         (b) in 2002, warrants to purchase 215,000 shares of the Company's common stock at exercise prices ranging from $ $2.25 to $3.00 per share, exercisable until 2005 (60,000 shares with an exercise price of $3.00 were forfeited in 2002 as termination damages under the consulting services agreement). In June 2003 the exercise price was reduced to $.50 per share through January 2004 at which time the exercise price would revert to their original amounts. As a result of the decrease in the exercise price, $29,466 was recorded as a non-cash charge in 2003;

         (c) in 2001, warrants to purchase 456,500 shares of the Company's common stock at exercise prices ranging from $1.62 to $3.74 per share which are exercisable until 2004. In June 2003 the exercise price of 450,000 of these warrants was reduced to $0.50 per share thru January 2004 at which time the exercise price would revert to their original amounts. As a result of the decrease in the exercise price, $106,196 was recorded as a non-cash charge in 2003;

         (d) in 2000, warrants to purchase 325,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $2.75 per share exercisable until 2005 (180,000 shares were exercised in 2003 at $0.50 per share, 125,000 shares expired in 2003 without being exercised with exercise prices $2.00 and $2.33 per share, and 20,000 shares were exercised in 2002 at $2.50 per share). In June 2003 the exercise price of 180,000 shares was reduced to $0.50 per share thru January 2004 at which time the exercise price would revert to their original amounts. AS a result of the decrease in the exercise price, $34,677 was recorded as a non-cash charge in 2003;

         (e) in 1999, warrants to purchase 200,000 shares of the Company's common stock at exercise prices ranging from $1.4375 to $2.00 per share exercisable until 2004 (40,000 shares were exercised in

                  2002 at $2.00 per share, 100,000 and 60,000 shares were exercised in 2001 at $1.4375 and $2.00 per share, respectively); and

         (f) in 1998, warrants to purchase 50,000 shares of the Company's common stock at an exercise of $1.375 per share exercisable until 2003 (25,000 shares were exercised in 2002 at $1.375 per share and during 2003, 25,000 shares expired without being exercised).

         In connection with the exercise of the warrant for 60,000 shares in 2001 ((c) above), the Company issued the common stock and reflected a stock subscription receivable in the amount of $120,000. At December 31, 2003 this stock subscription receivable is $48,650.

         As discussed in Note 11 in connection with the issuance of convertible notes, the Company issued a total of 1,412,500 warrants with exercise prices from $1.16 to $2.02 per share exercisable until 2008. The convertible notes contained a beneficial conversion feature calculated based upon the difference between the effective conversion price of the proceeds allocated to the convertible notes and the fair value of the common stock as the date of issuance. The discount arising from the beneficial conversion feature aggregated $261,250. This discount is being amortized and recorded as a deferred financing expense during the term of the respective notes. The warrants issued to the financial advisor were valued at $176,250 and are being amortized and recorded as deferred financing expense over the term of the respective notes.

         Following is a table indicating the activity during 2003, 2002 and 2001 for the warrants.

                                                                Weighted
                                                                Average
                                                                Exercise
                                                 Warrants        Prices
                                               ------------    ------------
Warrants outstanding as of January 1, 2001        2,834,500    $       1.98
 2001
              Warrants Issued                     4,781,500            1.90
              Warrants Exercised                   (202,700)           2.25
              Warrants Forfeited or Expired      (1,162,000)           1.43
                                               ------------    ------------
Warrants outstanding as of December 31, 2001      6,251,300            2.01
 2002
              Warrants Issued                     1,815,000            2.31
              Warrants Exercised                   (227,350)           2.03
              Warrants Forfeited or Expired      (1,660,000)           2.04
                                               ------------    ------------
Warrants outstanding as of December 31, 2002      6,178,950            2.09
 2003
              Warrants Issued                     4,029,950            0.94
              Warrants Exercised                   (723,148)           0.50
              Warrants Forfeited or Expired      (3,667,450)           2.32
                                               ------------    ------------
Warrants outstanding as of December 31, 2003      5,818,302    $       1.35
                                               ============    ============

         The following table summarizes information about the outstanding stock warrants, all of which are exercisable, as of December 31, 2003

                                          OUTSTANDING AND EXERCISABLE
                                 ---------------------------------------------
                                                    WEIGHTED          WEIGHTED
                                                    AVERAGE            AVERAGE
      RANGE OF EXERCISE             NUMBER         REMAINING          EXERCISE
            PRICES               OUTSTANDING    CONTRACTUAL-LIFE       PRICES
      -----------------          -----------    ----------------      --------
       $0.50      $0.83            1,894,302       12.2 Months         $0.74
       $1.12      $1.74              730,000       55.7 Months         $1.37
       $1.75      $1.75            2,500,000            NA             $1.75
       $1.76      $2.02              687,500       58.6 Months         $1.93
       $2.70      $2.70                5,000       38.6 Months         $2.70
       $3.74      $3.74                1,500       35.6 Months         $3.74
                                 -----------
                                   5,818,302
                                 ===========

         The Company maintains a Stock Option Plan for defined key employees and others. Options granted may be either incentive stock options as specified by the Internal Revenue Code or non-qualified options. The Company has reserved 2,500,000 shares of common stock for issuance under the Stock Option Plan.

         Following is a table indicating the activity during 2003, 2002 and 2001 for such Stock Option Plan:

                                                             WEIGHTED
                                                              AVERAGE
                                               STOCK         EXERCISE
                                              OPTIONS         PRICE
                                           ------------    ------------

Options outstanding at December 31, 2000        563,100    $       2.17
2001
   Options granted                              224,350    $       2.32
   Options exercised                            (12,900)   $       2.13
   Options forfeited                            (24,250)   $       2.09
                                           ------------    ------------
Balance, December 31, 2001                      750,300    $       2.37
2002
   Options granted                              244,150    $       3.32
   Options exercised                            (15,500)   $       2.28
   Options forfeited                            (58,000)   $       2.02
                                           ------------    ------------
Balance, December 31, 2002                      920,950    $       2.64
2003
   Options granted                              463,550    $       0.90
   Options exercised                                 --
   Options forfeited                            (73,250)   $       1.74
                                           ------------    ------------
Balance, December 31, 2003
                                              1,311,250    $       2.10
                                           ============    ============
Options exercisable, December 2003              536,040    $       2.52
                                           ============    ============

         The following table summarizes information about the outstanding and exercisable stock options as of December 31, 2003:

                                     Outstanding                     Exercisable
                        ------------------------------------   ------------------------
                                      Weighted-
                                       Average    Weighted-                   Weighted-
                                      Remaining    Average                     Average
      Range of            Number     Contractual   Exercise       Number       Exercise
   Exercise Prices      Outstanding     Life        Prices      Exercisable     Prices
---------------------   -----------  -----------  ----------    -----------   ---------
   $0.65 - $0.86            313,700   121 months       $0.66             --       $  --
   $1.00 - $1.98            274,100   102 months       $1.35        133,660       $1.35
   $2.15 - $3.00            449,650    83 months       $2.35        282,280       $2.32
   $3.19 - $3.56            210,300   107 months       $3.45         56,600       $3.45
        $5.00                63,500    44 months       $5.00         63,500       $5.00
                        -----------                             -----------   ---------
                          1,311,250                                 536,040       $2.52
                        ===========                             ===========   =========

         Compensation expense is being recorded over the respective service periods required of the optionees, based on the difference between the grant price and the market price of the stock on the dates of such grants, as required by APB Opinion 25, "Accounting for Stock Issued to Employees." In 2002 and 2001, compensation expense of $19,800 and $39,600, respectively, was recorded.

         The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and continues to account for stock options in accordance with APB Opinion 25.

         The Company has computed the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, for options granted using the minimal value option-pricing model prescribed by SFAS No. 13. The assumptions used for grants during the year ended December 31, 2003 include a dividend yield of 0.0%, risk-free interest rates of 2.50%, an option term of immediate to 10 years and a volatility factor of 78%. Had the compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net loss would have been increased by $134,916 to $4,375,931 for the period ended December 31, 2003.

         The foregoing amount of compensation expense for 2002 and 2001 differs by less than $.01 per share from that which would have been recorded using the Black-Scholes option valuation method.

NOTE 18 EMPLOYEE RETIREMENT PLANS

         The Company's defined contribution plan provides substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. Contributions made by employees to this plan are on a pre-tax basis.

         As determined by the provisions of the plan, the Company matches a portion of the employees' basic voluntary contribution. Company matching contributions are made in company stock, and were approximately $44,927; $36,272; and $40,253 for the years ended December 31, 2003; 2002; and 2001 respectively.

NOTE 19 EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                     YEAR ENDING DECEMBER 31,
                                                          --------------------------------------------
                                                             2003             2002            2001
                                                          -----------      -----------     -----------
BASIC NET INCOME (LOSS) PER COMMON SHARE
Numerator:
        (Loss) income available to common stockholders    $(4,241,015)     $   491,417     $(3,409,291)

Denominator:
Weighted average common shares outstanding                  8,394,763        8,198,174       7,553,141
Effective of dilutive securities
        Conversion of preferred stock                              --        3,014,380              --
                                                          -----------      -----------     -----------
Denominator for diluted earnings per common share           8,394,763       11,212,554       7,553,141
                                                          ===========      ===========     ===========

Basic net (loss) income per common share                  $     (0.51)     $      0.06     $     (0.45)
Diluted net (loss) income  per common share               $     (0.51)     $      0.04     $     (0.45)


NOTE 20 QUARTERLY RESULTS (UNAUDITED)

                                                     1ST             2ND            3RD            4TH
                                                   QUARTER         QUARTER        QUARTER         QUARTER           YEAR
                                                 ------------    ------------   ------------    ------------    ------------
2003
Net sales                                        $ 15,016,910    $ 17,838,657   $ 14,083,051    $ 12,364,694    $ 59,303,312

Income (loss) from operations                        (743,423)        260,642       (550,202)   $ (1,091,469)     (2,124,452)

Income (loss) before income taxes                    (974,470)         15,083       (812,217)   $ (2,469,411)     (4,241,015)
Net income (loss)                                    (974,470)         15,083       (812,217)   $ (2,469,411)     (4,241,015)
Basic and diluted earnings (loss) per share             (0.12)           0.00          (0.10)          (0.29)          (0.51)

2002
Net sales                                        $ 17,644,317    $ 20,424,405   $ 17,146,536    $ 14,640,320    $ 69,855,578
Income (loss) from operations                         517,300       1,241,138        351,169        (269,471)      1,840,136

Income (loss) before income taxes                     151,911         517,225         11,985        (189,704)        491,417
Net income (loss)                                     151,911         517,225         11,985        (189,704)        491,417
Basic  earnings (loss) per share                         0.02            0.06             --           (0.02)           0.06
Fully diluted earnings (loss) per share                  0.01            0.05             --           (0.02)           0.04

         The fourth quarter 2003 loss was attributable to (a) significantly lower sales consistent with a sluggish automotive aftermarket and (b) under absorption of manufacturing costs. Included in the income (loss) before income taxes for the fourth quarter 2003 is $648,027 of non-cash expense relating to stock warrants. Of this amount approximately $420,000 relates to warrants issued during the second quarter ended June 30, 2003 and approximately $101,000 relates to warrants issued during the third quarter ended September 30, 2003.

         The fourth quarter 2002 loss was attributable to (a) significantly lower sales consistent with a sluggish automotive aftermarket and (b) under absorption of manufacturing costs.

NOTE 21 SUBSEQUENT EVENTS

         On January 12, 2004 the Company purchased substantially all the assets of the Autospecialty division of Kelsey-Hayes Company a subsidiary of TRW Automotive, Inc ("Autospecialty"), for approximately $10,641,000 plus the assumption of certain liabilities as set forth in the Purchase Agreement dated December 23, 2003 between the Company and TRW Automotive, Inc. The purchase price is subject to certain adjustments based upon the net asset value as of January 9, 2004 and the future collection of trade accounts receivable.

         In connection with the purchase of the Autospecialty assets the Company entered into a revolving line-of-credit agreement with Congress Financial Corporation. ("Congress"), replacing the LaSalle indebtedness. The maximum available amount of the revolving line-of-credit is $35,000,000 based on eligible accounts receivable and inventory. The revolving line-of-credit has a term ending January 12, 2007 and an interest rate of prime plus .50% per annum. The line is subject to an on-going option to convert to LIBOR plus 2.75% per annum.

         The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). The revolving line-of-credit is fully secured by a first lien on the inventory and the accounts receivable of the Company.

         On January 9, 2004 the Company issued a secured convertible note to Laurus Master Funds Ltd. (Laurus) in the amount of $2,000,000 which is payable in 33 equal monthly installments beginning April 1, 2004 and is secured by a first lien on the fixed assets of the Company, including the fixed assets acquired in connection with the Autospecialty acquisition. Interest is payable at the prime rate plus two percent (6.0% as of January 9, 2004). The note provides that payments of principal and interest may, at the sole option of the Company, be made in cash or in shares of common stock of the Company. The payment of principal and interest may be made in common stock of the Company if the closing price for the five trading days preceding the payment date is at least $1.30 per share. If the Company's common stock is not $1.30 per share for the five days preceding the payment date, the conversion price will be 90% of the lowest closing price for the 22 trading days prior to the payment date, with a floor conversion price of $0.50 per share. If the payment of principal and interest is made in cash then the amount due will be 103% of the amount which would otherwise be due. The Company also issued 280,000 warrants to Laurus and 250,000 warrants to a financial advisor. The Laurus warrants are exercisable over five years at a price of $1.60 to $2.01 per share. The warrants issued to the financial advisor are exercisable over five years at $1.76 per share.

         On January 15, 2004 the Company issued an unsecured convertible note in the original amount of $300,000 to GCA Strategic Investment Fund Ltd, an affiliate of Global Capital Funding Group , L.P., for proceeds of $240,000. The note provides for a lump sum payment of $300,000 on January 15, 2006. In addition the note contains a voluntary conversion at the option of the note holder at the lesser of $3.00 per share or 95% of the volume weighted average market value of the Company's common stock for the ten business days immediately prior to the date of conversion notice, except that in no event will the conversion price be less than $0.35 per share.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE I



Board of Directors of Universal Automotive Industries, Inc.

In connection with our audit of the consolidated financial statements of Universal Automotive Industries, Inc. referred to in our report dated March 27, 2002, which is included in this Form 10 K, we have also audited Schedule 1 as of and for the year ended December 31, 2001. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
March 27, 2002

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS (SCHEDULE I)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            COLUMN B        COLUMN C
                                                           BALANCE AT        CHARGED                       COLUMN E
                                                           BEGINNING        TO COSTS       COLUMN D       BALANCE AT
                                                           OF PERIOD       AND EXPENSE     WRITEOFFS     END OF PERIOD
Allowance for doubtful accounts                    2003    $  464,725      $  552,206       $384,931      $  632,000
                                                           ==========      ==========       ========      ==========

Allowance for doubtful accounts                    2002    $  404,039      $   69,829       $  9,143      $  464,725
                                                           ==========      ==========       ========      ==========

Allowance for doubtful accounts                    2001    $  608,624      $  555,210       $759,795      $  404,039
                                                           ==========      ==========       ========      ==========

Reserve for inventory obsolescence                 2003    $  357,550      $  340,959       $ 75,509      $  623,000
                                                           ==========      ==========       ========      ==========

Reserve for inventory obsolescence                 2002    $  215,301      $  236,310       $ 94,061      $  357,550
                                                           ==========      ==========       ========      ==========

Reserve for inventory obsolescence                 2001    $  331,927      $ (116,626)      $     --      $  215,301
                                                           ==========      ==========       ========      ==========

Valuation allowance for deferred income taxes      2003    $3,370,158      $1,314,812       $     --      $4,684,970
                                                           ==========      ==========       ========      ==========

Valuation allowance for deferred income taxes      2002    $3,233,800      $  136,358       $     --      $3,370,158
                                                           ==========      ==========       ========      ==========

Valuation allowance for deferred income taxes      2001    $2,092,200      $1,141,600       $     --      $3,233,800
                                                           ==========      ==========       ========      ==========