Form 10-Q
period 2004-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-05-20
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                           11859 South Central Avenue
                              Alsip, Illinois 60803
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (708) 293-4050
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 12, 2004 was 11,092,790 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                           Page(s)
                                                                                           -------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  March 31, 2004 (Unaudited) and December 31, 2003                          3

         Consolidated Statements of Operations
                  (Unaudited) - for the three months ended
                  March 31, 2004 and 2003                                                   4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the three months ended
                  March 31, 2004 and 2003                                                   5

         Notes to Condensed Financial Statements (Unaudited)                                6 - 9

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                     10 - 12

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                        12

   Item 4.  Controls and Procedures                                                         12

PART II.  OTHER INFORMATION

   Items 1 through 5 are not applicable to the Company in this report                       13

   Item 6 - Exhibits and Reports on Form 8-K                                                13

   Signatures                                                                               14

EXHIBITS

    2.1  Asset Purchase Agreement between the Kelsey-Hayes Company and
         Universal Automotive, Inc.

    31.1 Certificate of Chief Executive Officer

    31.2 Certificate of Chief Financial Officer

    32   Certification of Chief Executive Officer and Chief Financial Officer

    99   Computation of Earnings Per Share

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 2004    December 31, 2003
                                                                 --------------    -----------------
                                                                  (Unaudited)
                          Assets
Current assets:
Cash                                                              $  1,147,172       $    605,211
Accounts receivable - trade, net                                    16,935,210          9,724,502
Inventories                                                         37,843,568         14,875,045
Deferred income taxes                                                  240,000            240,000
Prepaid expenses and other current assets                              511,299            133,218
                                                                  ------------       ------------
                                                                    56,677,249         25,577,976
                                                                  ------------       ------------
Property and equipment , net                                         4,118,496          3,913,867
                                                                  ------------       ------------
Other assets:
Goodwill, net                                                          480,498            480,498
Due from employees                                                      40,250             40,250
Deferred financing costs, net                                        2,247,398          1,932,179
Other assets                                                           252,676            605,586
                                                                  ------------       ------------
                                                                     3,020,822          3,058,513
                                                                  ------------       ------------
                                                                  $ 63,816,567       $ 32,550,356
                                                                  ============       ============
            Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade                                          $ 14,191,810       $  9,814,785
Accrued expenses and other current liabilities                       7,318,668          2,417,821
Long-term indebtedness , current portion                                50,899             81,430
Convertible note, current portion                                    1,636,364            909,091
Subordinated debenture, current portion                                132,229             60,000
                                                                  ------------       ------------
                                                                    23,329,970         13,283,127
                                                                  ------------       ------------
Long-term liabilities:
Revolving line of credit                                            22,864,963         11,997,526
Long-term indebtedness, non-current portion                             33,766             37,234
Convertible note, non-current portion                                4,995,518          3,868,265
Subordinated debenture, non-current portion                            684,120            773,120
                                                                  ------------       ------------
                                                                    28,578,367         16,676,145
                                                                  ------------       ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares,  $.01 par                  3,014              3,014
value, 201,438 shares of Series A and 100,000 shares of
Series B issued and outstanding)
Common stock (authorized 30,000,000 shares, $.01 par  value,           109,349             89,481
10,930,726 and 8,948,097 shares issued and outstanding as
of  March 31, 2004 and December 31, 2003)
Additional paid-in-capital                                          18,488,922         16,912,641
Accumulated deficit                                                 (6,157,141)       (13,885,621)
Accumulated other comprehensive loss                                  (491,764)          (479,781)
Stock subscription receivable                                          (44,150)           (48,650)
                                                                  ------------       ------------
                                                                    11,908,230          2,591,084
                                                                  ------------       ------------
                                                                  $ 63,816,567       $ 32,550,356
                                                                  ============       ============

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended March 31,
                                                           -------------------------------
                                                               2004               2003
                                                           ------------       ------------
Net sales                                                  $ 23,347,747       $ 15,016,910
Cost of sales                                                20,774,200         13,268,771
                                                           ------------       ------------
GROSS PROFIT                                                  2,573,547          1,748,139
Selling, general, and administrative expenses                 4,224,572          2,491,562
                                                           ------------       ------------
LOSS FROM OPERATIONS                                         (1,651,025)          (743,423)
Other income/ (expense)
     Interest expense                                          (513,909)          (238,841)
     Gain on valuation of assets purchased                    9,886,328                  -
     Other                                                        7,089              7,794
                                                           ------------       ------------
                                                              9,379,508           (231,047)
                                                           ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                             7,728,483           (974,470)

Income tax provision                                                  -                  -
                                                           ------------       ------------
NET INCOME (LOSS)                                          $  7,728,483       $   (974,470)
                                                           ============       ============

Comprehensive income (loss):
Net (loss) income                                          $  7,728,483       $   (974,470)
Other comprehensive income (loss)-
     Foreign currency translation adjustment                    (11,983)            67,788
                                                           ------------       ------------
Comprehensive income (loss)                                $  7,716,500       $   (906,682)
                                                           ============       ============

(Loss) earnings per share:

Basic                                                      $       0.76       $      (0.12)
                                                           ============       ============
Diluted                                                    $       0.57       $      (0.12)
                                                           ============       ============

Weighted average number of common shares outstanding:

BASIC                                                        10,159,384          8,224,949
Common stock equivalents resulting from:
   Conversion of preferred stock                              3,014,380                  -
   Warrants and options                                         403,244                  -
                                                           ------------       ------------
DILUTED                                                      13,577,008          8,224,949
                                                           ============       ============

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                      -------------------------------
                                                                         2004                2003
                                                                      ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                                     $  7,728,483       $   (974,470)
Adjustments to reconcile net (loss) income  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                          567,967            236,770
    Provision for bad debts                                               (276,045)            47,612
    Income from valuation of purchased assets                           (9,886,328)                 -
    Other, net                                                               4,502              7,500
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                        (1,115,736)        (1,085,762)
      Inventories                                                        2,345,663          1,914,111
      Prepaid expenses and other current assets                           (378,081)          (221,040)
      Other assets                                                           6,514                  -
      Accounts payable, trade                                            1,009,899          1,199,508
      Accrued expenses and other current liabilities                      (887,722)          (482,434)
                                                                      ------------       ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (880,884)           641,795

INVESTING ACTIVITIES
    Advances to stockholders, net                                                -             (1,458)
    Purchase of certain assets of Kelsey-Hayes Company                 (11,571,008)                 -
    Purchase of property and equipment                                    (424,468)          (102,820)
                                                                      ------------       ------------
Net cash used in investing activities                                  (11,995,476)          (104,278)

FINANCING ACTIVITIES
    Net increase/(decrease) in revolving loan  indebtedness             10,867,437            (89,252)
    Principal payments on notes payable and subordinated debt              (50,770)          (111,335)
    Proceeds from issuance of convertible notes, net                     1,743,700                  -
    Proceeds from conversion of warrants and options                       869,940                  -
                                                                      ------------       ------------
Net cash provided by (used in) financing activities                     13,430,307           (200,587)

Effect of exchange rate changes on cash                                    (11,983)               612
                                                                      ------------       ------------

Net  increase in cash                                                      541,964            337,542
Cash, beginning of period                                                  605,211            237,600
                                                                      ------------       ------------
Cash, end of period                                                   $  1,147,175       $    575,142
                                                                      ============       ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                            $    334,636       $    235,723
    Cash paid for income taxes                                        $          -       $      1,900

Supplemental disclosure of non-cash financing activities:
    Issuance of warrants in connection with convertible notes         $    167,047       $          -

    Conversion of convertible notes into common stock                 $    559,162       $          -

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

In the opinion of management of the Company, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the financial statements for these interim periods have been included. The current period's results of operations are not necessarily indicative of results, which ultimately may be achieved for the year.

2. BASIS OF PRESENTATION

Net Loss Per Share

Common stock equivalents resulting from the conversion of preferred stock, warrants and options issued by the Company are only included in the computation of weighted average number of shares outstanding, where their inclusion is not anti-dilutive. For the three months ended March 31, 2003, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes

For the quarter ended March 31, 2004 the provision for income taxes was offset by the benefit associated with the utilization of the tax loss carryforward. For the quarter ended March 31, 2003, no tax benefit associated with the loss incurred has been provided as the Company believed that, consistent with accounting principles generally accepted in the United States, it was not more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

3. INVENTORIES

                    March 31, 2004   December 31, 2003
                    --------------   -----------------
Finished goods       $ 31,025,756      $ 12,231,089
Work in process           391,846           574,730
Raw materials           6,425,966         2,069,226
                     ------------      ------------
                     $ 37,843,568      $ 14,785,045
                     ------------      ------------

4. CONGRESS INDEBTEDNESS

On January 12, 2004 the Company entered into a revolving line-of-credit agreement with Congress Financial Corporation ("Congress"), replacing the LaSalle indebtedness. The maximum available amount of the revolving line-of-credit is $35,000,000 based on eligible accounts receivable and inventory and is fully secured by a first lien on the inventory and the accounts receivable of the Company. The revolving line-of-credit has a term ending January 12, 2007 and an interest rate of prime plus .50% per annum. The line is subject to an ongoing option to convert to LIBOR plus 2.75% per annum.

The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At March 31, 2004, the Company was in compliance with these financial covenants.

5. CONVERTIBLE NOTES

On January 9, 2004 the Company issued a secured convertible note to Laurus Master Funds Ltd. ("Laurus") in the amount of $2,000,000 which is payable in 33 equal monthly installments beginning April 1, 2004 and is secured by a first lien on the fixed assets of the Company, including the fixed assets acquired in connection with the acquisition of Autospecialty (See note 7). Interest is payable at the prime rate plus two percent (6.0% as of March 31, 2004). The note provides that payments of principal and interest may, at the sole option of the Company, be made in cash or in shares of common stock of the Company. The payment of principal and interest may be made in common stock of the Company if the closing price for the five trading days preceding the payment date is at least $1.30 per share. If the Company's common stock is not $1.30 per share for the five days preceding the payment date, the conversion price will be 90% of the five lowest closing prices for the last twenty two trading days prior to the payment date, with a floor conversion price of $0.50 per share. If the payment of principal and interest is made in cash, the amount due will be 103% of the amount which would otherwise be due. The Company also issued 280,000 warrants to Laurus and 250,000 warrants to a financial advisor. The Laurus warrants are exercisable over five years at a price of $1.60 to $2.01 per share. The warrants issued to the financial advisor are exercisable over five years at $1.76 per share. The warrants were valued at $167,047 and were recorded as deferred financing fees. Total fees and expenses paid in cash were $226,000 and have been recorded as deferred financing fees. These costs will be amortized over the term of the note.

On January 15, 2004 the Company issued an unsecured convertible note in the original amount of $300,000 to GCA Strategic Investment Fund Ltd, an affiliate of Global Capital Funding Group, L.P., for proceeds of $240,000. The note provides for a lump sum payment of $300,000 on January 15, 2006. In addition, the note contains a voluntary conversion at the option of the note holder at the lesser of $3.00 per share or 95% of the volume weighted average market value of the Company's common stock for the ten business days immediately prior to the date of conversion notice, except that in no event will the conversion price be less than $0.35 per share. Total fees and expenses paid in cash were $4,000 and have been recorded as deferred financing fees. These costs will be amortized over the term of the note.

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

      The Company has computed the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, for options granted using the minimal value option-pricing model prescribed by SFAS No. 13. The assumptions used for grants during the periods ended March 31, 2004 and 2003 include a dividend yield of 0.0%, risk-free interest rates of 2.50%, an option term of immediate to 10 years and a volatility factor of 78%. Had the compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income would have been reduced by approximately $30,316 to $7,698,167 for the period ended March 31, 2004 and the net loss for the period ended March 31, 2003 would have been increased by $33,729 to $1,008,199.

7. ACQUISITION OF CERTAIN ASSETS OF KELSEY-HAYES COMPANY

On January 12, 2004 the Company purchased substantially all the assets of the Autospecialty division of Kelsey-Hayes Company a subsidiary of TRW Automotive, Inc ("Autospecialty"), for a total cost, including transaction fees and expenses, of approximately $11,925,000 plus the assumption of certain liabilities as set forth in the Purchase Agreement dated December 23, 2003 between the Company and TRW Automotive, Inc. The purchase price is subject to certain adjustments based upon the future collection of trade accounts receivable. Negative goodwill recorded in conjunction with the acquisition transaction included an approximate $9.9 million non-operating, non-cash gain reflected in Company's Statement of Operations for the quarter ended March 31, 2004.

During the period ending March 31, 2004 the Company incurred costs in connection with the consolidation and integration of this acquisition including the closing of two distribution centers, Itasca, Illinois and Compton, California, into its Alsip, Illinois and Carson, California distribution facilities respectively. In addition the Carson, California rotor manufacturing operations was relocated and combined into the Company's Alsip, Illinois rotor manufacturing facility. A reserve of $700,000 was established under the purchase method of accounting for these and other integration and business consolidation expenditures. As of March 31, 2004 approximately $258,000 has been charged against this reserve.

Further details of the acquisition (in thousands of dollars) as are follows:

Tangible assets acquired                   $   31,141
Liabilities assumed                            (8,630)
Reserve recorded                                 (700)
                                           ----------
                                               21,811
Purchase price                                 11,925
                                           ----------
Gain on valuation of assets purchased      $    9,886
                                           ==========

This acquisition has been accounted for using the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition. The financial statements reflect the preliminary allocation of the purchase price and contained certain subjective reserves. Accordingly, it is expected that the purchase price allocation will be finalized upon the realization of the acquired accounts receivable and inventory.

In conjunction with recording the acquisition using the purchase method of accounting, the assets acquired and liabilities assumed have different bases for income tax purposes. It is expected that the gain on the valuation of assets purchased would not be taxable for income tax purposes until the underlying assets acquired are sold. The gain on the valuation of assets acquired substantially contributed to a realized net income for the quarter ended March 31, 2004. There was no recorded income tax provision for the quarter ended March 31, 2004, nor was a deferred tax liability recorded, because the Company has net operating loss carryforwards that are expected to reduce any taxable income.

On a pro forma basis, had the acquisition of Autospecialty occurred as of the beginning of the quarter ended March 31, 2004, the results of operations and statement of changes in financial position would not have changed materially from the amounts reflected herein. Had the acquisition occurred as of the beginning of the quarter ended March 31, 2003, the combined business would have had revenues of approximately $26.9 million and loss from operations of approximately $2.9 million, as compared with the historical reported amounts of $15.0 million and $(0.7) million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

GENERAL

    We are a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, non-asbestos friction lining, and a complete line of caliper, clutch, chassis and hydraulic parts. We believe that we are the leading supplier of private label brake parts (brake parts sold at prices below those of certain leading national brand name brake parts) to mass-market retailers, traditional warehouse distributors and specialty undercar distributors in North America.(1)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

                                                          Three Months Ending
                                             -----------------------------------------------   Change from 2003 to 2004
                                             March 31,      % of       March 31,      % of     ------------------------
                                               2004       Revenues       2003       Revenues       $             %
                                             --------     --------     --------     --------   ---------     ----------
Revenues
   Brake Parts, Net                          $ 20,310         87.0%    $ 11,788         78.5%   $  8,522         72.3%
   Wholesale Products                           3,038         13.0%       3,229         21.5%       (191)        -5.9%
                                             --------     --------     --------     --------    --------     --------
                                             $ 23,348        100.0%    $ 15,017        100.0%   $  8,331         55.5%

Cost of sales
   Brake Parts, Net                            18,184         89.5%      10,394         88.2%      7,790         74.9%
   Wholesale Products                           2,590         85.3%       2,875         89.0%       (285)        -9.9%
                                             --------     --------     --------     --------    --------     --------
                                               20,774         89.0%      13,269         88.4%      7,505         56.6%

                                             --------     --------     --------     --------    --------     --------
GROSS PROFIT                                    2,574         11.0%       1,748         11.6%        826         47.3%

Selling,general &
administrative expenses                         4,225         18.1%       2,491         16.6%      1,734         69.6%
                                             --------     --------     --------     --------    --------     --------

LOSS FROM OPERATIONS                           (1,651)        -7.1%        (743)        -4.9%       (908)       122.2%
Other income (expense)
   Interest expense                              (514)        -2.2%        (239)        -1.6%       (275)       115.1%
   Gain on valuation of assets purchased        9,886         42.3%           -          0.0%      9,886
   Other                                            7          0.0%           8          0.1%         (1)       -12.5%
                                             --------     --------     --------     --------    --------     --------
                                                9,379         40.2%        (231)        -1.5%      9,610        102.5%

INCOME (LOSS) BEFORE INCOME TAXES               7,728         33.1%        (974)        -6.5%      8,702       -893.4%
Income Taxes                                        -          0.0%           -          0.0%          -
                                             --------     --------     --------     --------    --------     --------
NET INCOME (LOSS)                            $  7,728         33.1%    $   (974)        -6.5%   $  8,702       -893.4%
                                             --------     --------     --------     --------    --------     --------

Net sales for the three months ended March 31, 2004 increased $8,331,000 or 55.5% over the same quarter in 2003 to $23,348,000. The increase sales were a result of the new customers obtained in the acquisition of certain assets of The Kelsey-Hayes Company ("Kelsey-Hayes") of $8,522,000 offset by a decrease in sales of wholesale products of $191,000.

------------------
(1) Some of the statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result, which the Company expected, also may not occur or may occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligation to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future event or circumstances.

Gross profit for the three months ended March 31, 2004 is $2,574,000 or 11.0% of net sales compared to $1,748,000 or 11.6% in the same period of 2003, an increase of $826,000 or 47.3%. This increase in gross profit is a result of increased margins on the higher sales of brake parts of $732,000 coupled with increased margins of $94,000 from the sale of wholesale products.

Selling, general and administrative expenses of $4,225,000 (18.1% of net sales) for the three months ended March 31, 2004 increased by $1,734,000 when compared to $2,491,000 (16.6% of net sales) for the same period in 2003. This increase was a result of costs associated with operations of the acquired Kelsey-Hayes Company assets, increased freight costs and the amortization of certain expenses related to the issuance of warrants in 2003.

Loss from operations for the three months ended March 31, 2004 increased $908,000 to $1,651,000 as compared to a loss for operation of $743,000 for the same period in 2003. This increased loss relates to increased selling, general and administrative expenses partially offset by increased margins on higher sales volume.

Other income for the three months ended March 31, 2004 increased $9,610,000 to $9,379,000 from a loss of $231,000 for the same period of 2003. This increase is a result of the gain recognized in the valuation of the certain assets purchased from Kelsey-Hayes offset by an increase in interest expense on higher indebtedness.

Net income for the three months ended March 31, 2004 was $7,728,000 compared to a net loss of $974,000 for the same period in 2003, an increase of $8,702,000. The increase in net income is attributed to the gain on the valuation of assts acquired from Kelsey-Hayes, $9,886,000 and increased gross margin on higher sales of $826,000 offset by increased selling, general and administrative expenses of $1,734,000 and increased interest expense on higher indebtedness of $275,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities for the three months ended March 31, 2004 was $880,887 which was primarily due to (a) net income for the period of $7,728,480 (b) reduction in inventories of $2,345,663, (c) net increase in accounts payable and accrued expenses of $122,177 (d) non-cash items consisting of depreciation and amortization of $567,967, and (e) a decrease in other assets of $11,016, offset by (f) non-cash gain on the valuation of assets purchased from Kelsey-Hayes of $9,886,328, (g) a increase in net trade accounts receivable of $1,391,781, and (h) an increase in prepaid expenses of $378,081.

Net cash used in investing activities was $11,995,476, which is attributable primarily to the purchase of certain assets of Kelsey-Hayes for $11,571,008 and leasehold improvements incurred in connection with the relocation of the rotor manufacturing from Carson, CA into the Alsip, IL facility.

Net cash provided by financing activities was $13,430,307, consisting primarily of an increase to the revolving line of credit of $10,867,437, net proceeds from the issuance of convertible notes of $1,743,700 and the exercise of warrants on options of $869,940 offset by principal payments on notes payable and subordinated debt of $50,770.

The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

Future contractual obligations of the Company are as follows:

                                       PAYMENTS DUE BY PERIOD
                     ------------------------------------------------------------
CONTRACTUAL                             NEXT 12                          AFTER
OBLIGATIONS             TOTAL           MONTHS         1-3 YEARS        4 YEARS
-----------            -------         --------       -----------      ----------
Revolving Loan       $ 22,864,963                    $ 22,864,963
Convertible notes    $  6,631,882       1,636,364       4,995,518               -
Subordinated debt    $    816,349         132,229         684,120
Capital leases       $     84,665          50,889          33,776
Operating leases     $ 10,513,512       3,060,592       5,527,020       1,925,900

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in the Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At March 31, 2004, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan with Congress Financial Corporation and term loan with The Laurus Funds adjusts with the changes in the market rate of interest, the Company believes that the fair value is equivalent to the carrying value.

We believe the interest rate of eight percent (8.0%) on the subordinated debenture held by FINOVA Mezzanine Capital, Inc. is approximately equal to the current rate available for similar debt. Accordingly, the fair value of this debenture approximates its carrying value.

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

PART II OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number                       Description of Document
-------------     --------------------------------------------------------------
    2.1           Autospeciality Asset Purchase Agreement by and between
                  Kelsey-Hayes Company, a Delaware Corporation, and Universal
                  Automotive, Inc., an Illinois Corporation dated December 23,
                  2003. The schedules to this Agreement have been omitted. A copy of the omitted schedules will be provided upon request by the Securities and Exchange Commission.

    31.1          Certification of CEO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

    31.2          Certification of CFO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

     32           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99           Computation of Earnings Per Share.

(b) Reports on Form 8-K

A Form 8-K was filed on January 12, 2004, under Item 5, relating to our Press Release on January 12, 2004, in which we announced that we had acquired certain assets of TRW Automotive's Kelsey-Hayes Subsidiary.

A Form 8-K was filed on January 27, 2004, under Item 2, 5 and 7, announcing our acquisition of business assets of Autospecialty, a division of Kelsey-Hayes Company, whose indirect parent is TRW Automotive, Inc.

A Form 8-K/A was filed on March 29, 2004, under Item 7, in order to provide the audited financial statement of Autospecialty, a division of Kelsey-Hayes Company, whose indirect parent is TRW Automotive, Inc.

A Form 8-K was filed on March 31, 2004, under Item 12, relating to our Press Release on March 30, 2004, in which we announced our financial results for the fourth quarter and year ending December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                 /s/ ARVIN SCOTT
                                 ------------------------
Date: May 20, 2004               Arvin Scott, Chief Executive Officer, President
                                 (Principal Executive Officer)

                                /s/ ROBERT W. ZIMMER
                                --------------------------------------
Date: May 20, 2004              Robert W. Zimmer, Chief Financial Officer
                                (Principal Financial Officer)