Form 10-Q
period 2004-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-08-23
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of June 30, 2004 was 11,783,693 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                           Page(s)
                                                                         -------
   Item 1. Financial Statements

         Consolidated Balance Sheets
                  June 30, 2004 (Unaudited) and December 31, 2003              3

         Consolidated Statements of Operations
                  (Unaudited) - for the six months ended
                  June 30, 2004 and 2003                                       4

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the six months ended
                  June 30, 2004 and 2003                                       5

         Notes to Condensed Financial Statements (Unaudited)               6 - 8

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   9 - 12

   Item 3. Quantitative and Qualitative Disclosure About Market Risk          12

   Item 4. Controls and Procedures                                            12

PART II.  OTHER INFORMATION

   Items 1, 3 and 5 are not applicable to the Company in this report          13

   Item 4. Submission of Matters to a Vote of Security Holders                13

   Item 6. Exhibits and Reports on Form 8-K                                   13

   Signatures                                                                 14

EXHIBIT 31 Certification of Chief Executive Officer

EXHIBIT 31 Certification of Chief Financial Officer

EXHIBIT 32 Certification of Chief Executive Officer
           and Chief Financial Officer

EXHIBIT 99 Computation of Earnings Per Share

            UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2004     December 31, 2003
                                                                     -------------     -----------------
                                                                      (Unaudited)
                           Assets
Current assets:
Cash                                                                 $    793,875         $    605,211
Accounts receivable - trade, net                                       20,415,284            9,724,502
Inventories                                                            33,926,000           14,875,045
Deferred income taxes                                                     240,000              240,000
Prepaid expenses and other current assets                                 465,640              133,218
                                                                     ------------         ------------
                                                                       55,840,799           25,577,976
                                                                     ------------         ------------
Property and equipment , net                                            4,177,341            3,913,867
                                                                     ------------         ------------

Other assets:
Goodwill, net                                                             480,498              480,498
Due from employees                                                         40,250               40,250
Deferred financing costs, net                                           2,101,171            1,932,179
Other assets                                                              289,617              605,586
                                                                     ------------         ------------
                                                                        2,911,536            3,058,513
                                                                     ------------         ------------
                                                                     $ 62,929,676         $ 32,550,356
                                                                     ============         ============
            Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade                                             $ 16,022,357         $  9,814,785
Accrued expenses and other current liabilities                          9,099,559            2,417,821
Long-term indebtedness , current portion                                   27,077               81,430
Convertible note, current portion                                       1,636,388              909,091
Subordinated debenture, current portion                                   201,182               60,000
                                                                     ------------         ------------
                                                                       26,986,563           13,283,127
                                                                     ------------         ------------
Long-term liabilities:
Revolving line of credit                                               21,569,016           11,997,526
Long-term indebtedness, non-current portion                                30,825               37,234
Convertible note, non-current portion                                   4,081,328            3,868,265
Subordinated debenture, non-current portion                               600,000              773,120

                                                                     ------------         ------------
                                                                       26,281,169           16,676,145
                                                                     ------------         ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares, $.01 par value,
201,438 shares of Series A and 100,000 shares of Series B
issued and outstanding)                                                     3,014                3,014
Common stock (authorized 30,000,000 shares, $.01 par value,
11,783,693 and 8,948,097 shares issued antanding as of
June 30, 2004 and December 31, 2003)                                      117,879               89,481
Additional paid-in-capital                                             19,554,400           16,912,641
Accumulated deficit                                                    (9,469,795)         (13,885,621)
Accumulated other comprehensive loss                                     (503,904)            (479,781)
Stock subscription receivable                                             (39,650)             (48,650)
                                                                     ------------         ------------
                                                                        9,661,944            2,591,084
                                                                     ------------         ------------
                                                                     $ 62,929,676         $ 32,550,356
                                                                     ============         ============

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended June 30,            Six Months Ended June 30,
                                                           -------------------------------       -------------------------------
                                                                2004               2003              2004               2003
                                                                ----               ----              ----               ----
Net sales                                                  $ 25,888,576       $ 17,838,657       $ 49,236,323       $ 32,855,567
Cost of sales                                                23,614,774         15,203,203         44,388,974         28,471,974
                                                           ---------------------------------------------------------------------
Gross profit                                                  2,273,802          2,635,454          4,847,349          4,383,593
Selling, general, and administrative expenses                 4,994,806          2,374,812          9,219,378          4,866,374
                                                           ---------------------------------------------------------------------
Income (loss) from operations                                (2,721,004)           260,642         (4,372,029)          (482,781)
Other expense:
     Interest expense                                           597,163            249,247          1,111,072            488,088
     Gain on valuation of assets purchased                           --                            (9,886,328)
     Other (income)                                              (3,688)            (3,688)           (12,603)           (11,482)
                                                           ---------------------------------------------------------------------
                                                                593,475            245,559         (8,787,859)           476,606
                                                           ---------------------------------------------------------------------

Income (loss) before provision for income taxes              (3,314,479)            15,083          4,415,830           (959,387)

Income tax provision                                                  0                  0                  0                 --
                                                           ---------------------------------------------------------------------
Net income (loss)                                          $ (3,314,479)      $     15,083       $  4,415,830       $   (959,387)
                                                           =====================================================================


Comprehensive income (loss):
Net income (loss)                                          $ (3,314,479)      $     15,083       $  4,415,830       $   (959,387)
     Other comprehensive income (loss),
     Foreign currency translation adjustment                    (12,140)           290,571            (24,123)           358,389
                                                           ---------------------------------------------------------------------
Comprehensive income (loss)                                $ (3,326,619)      $    305,654       $  4,391,707       $   (600,998)
                                                           =====================================================================

Earnings (Loss) per share:

Basic                                                      $      (0.31)      $       0.00       $       0.41       $      (0.12)
Diluted                                                    $      (0.31)      $       0.00       $       0.32       $      (0.12)

Weighted average number of common shares outstanding:

Basic                                                        10,705,778          8,224,949         10,705,778          8,224,949
Common stock equivalents resulting from
   Conversion of preferred stock                                     --          3,014,380          3,014,380                 --
   Conversion of warrants and options                                --            964,962             86,741                 --
                                                           ---------------------------------------------------------------------
Diluted                                                      10,705,778         12,204,291         13,806,899          8,224,949
                                                           =====================================================================


    The accompanying notes are an integral part of the financial statements.

                                                                   Six Months Ended June 30,
                                                               --------------------------------
                                                                     2004              2003
                                                                     ----              ----
Cash flows from operating activities:
Net income (loss)                                               $  4,415,830       $   (959,387)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                                  1,144,755            572,464
    Provision for bad debts                                          818,070            169,097
    Gain on valuation of assets purchased                         (9,886,328)                --
    Other, net                                                         9,000              7,500
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                  (5,689,925)        (2,627,028)
      Inventories                                                  6,263,231          3,558,169
      Prepaid expenses and other current assets                     (299,745)          (246,625)
      Other assets                                                   (38,386)                --
      Accounts payable, trade                                      2,840,445            (12,361)
      Accrued expenses and other current liabilities                 733,788            106,415
                                                                ------------       ------------
Net cash provided by (used in) operating activities                  310,735            568,244

Cash flows for investing activities:
     Advances on notes receivable, net                                    --              9,423
     Purchase of certain assets of Kelsey-Hays Company           (11,571,008)
     Purchase of property and equipment                             (661,603)          (166,937)
                                                                ------------       ------------
Net cash used in investing activities                            (12,232,611)          (157,514)

Cash flows from financing activities:
     Net increase (decrease) in revolving loan                     9,571,490           (410,198)
      indebtedness
    Net Principal payments on                                        (92,699)          (219,317)
    notes payable and subordinated debt
    Proceeds from issuance of convertible notes, net                 270,715                 --
    Proceeds from conversion of warrants and options               2,385,157
                                                                ------------       ------------
Net cash (used in) provided by financing activities               12,134,663           (629,515)

Effect of exchange rate changes on cash                              (24,123)           (12,562)
                                                                ------------       ------------

Net decrease in cash                                                 188,664           (231,347)
Cash, beginning of period                                            605,211            237,600
                                                                ------------       ------------
Cash, end of period                                             $    793,875       $      6,253
                                                                ============       ============

Supplemental disclosures of cash flow information:
   Cash paid for interest                                       $    513,162       $    531,929
                                                                ============       ============
   Cash paid for income taxes                                   $         --       $      7,403
                                                                ============       ============

Supplemental disclosure of non-cash financing activities:
    Issuance of warrants in connection with
    convertible notes                                           $    167,047                 --
                                                                ============       ============
   Conversion of convertible notes into common stock            $  1,181,359                 --
                                                                ============       ============
   Issuance of common stock for interest due on
   convertible note                                             $    126,068                 --
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

2.   BASIS OF PRESENTATION

Net Loss Per Share
Common stock equivalents resulting from the conversion of preferred stock, warrants and options issued by the Company are only included in the computation of weighted average number of shares outstanding, when their inclusion is not anti-dilutive. For the three months ended June 30, 2004 and the six months ended June 30, 2003, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share.

Income Taxes
For the six months ended June 30, 2004 the provision for income taxes was offset by the benefit associated with the utilization of the tax loss carryforward. For the six months ended June 30, 2003, no tax benefit associated with the loss incurred has been provided as the Company believed that, consistent with accounting principles generally accepted in the United States, it was not more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

3.   INVENTORIES

                        June 30, 2004    December 31, 2003
                        -------------    -----------------
Finished goods           $28,633,282        $12,231,089
Work in process              396,958            574,730
Raw materials              4,895,750          2,069,226
                         -----------        -----------
                         $33,926,000        $14,785,045
                         -----------        -----------

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

The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At June 30, 2004, the Company was in compliance with these financial covenants.

5.  STOCK-BASED COMPENSATION

The Company has elected to follow APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 125, Accounting for Stock-Based Compensation, as amended.

The Company has computed the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, for options granted using a option-pricing model prescribed by SFAS No. 13. The assumptions used for grants during the periods ended June 30, 2004 and 2003 include a dividend yield of 0.0%, risk-free interest rates of 2.50%, an option term of immediate to 10 years and a volatility factor of 78%. Had the compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income would have been reduced by approximately $60,632 to $4,355,198 for the period ended June 30, 2004 and the net loss for the period ended June 30, 2003 would have been increased by $67,458 to $1,026,845.

7.  ACQUISITION OF CERTAIN ASSETS OF KELSEY-HAYES COMPANY

On January 12, 2004 the Company purchased substantially all the assets of the Autospecialty division of Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc ("Autospecialty"), for a total cost, including transaction fees and expenses, of approximately $11,925,000 plus the assumption of certain liabilities as set forth in the Purchase Agreement dated December 23, 2003 between the Company and TRW Automotive, Inc. The purchase price is subject to certain adjustments based upon the future collection of trade accounts receivable. Negative goodwill recorded in conjunction with the acquisition transaction included an approximate $9.9 million non-operating, non-cash gain reflected in Company's Statement of Operations for the quarter ended March 31, 2004.

During the period ending June 30, 2004 the Company incurred costs in connection with the consolidation and integration of this acquisition including the closing of two distribution centers, Itasca, Illinois and Compton, California, and the moving of its inventories to its Alsip, Illinois and Carson, California distribution facilities respectively. In addition the Carson, California rotor manufacturing operation was relocated and combined into the Company's Alsip, Illinois rotor manufacturing facility. A reserve of $700,000 was established under the purchase method of accounting for these and other integration and business consolidation expenditures. As of June 30, 2004 approximately $500,000 has been charged against this reserve.

Further details of the acquisition (in thousands of dollars) as are follows:

     Tangible assets acquired                         $ 31,141
     Liabilities assumed                               (8,630)
     Reserve recorded                                    (700)
                                                      --------
                                                        21,811
     Purchase price                                     11,925
                                                      --------
     Gain on valuation of assets purchased            $  9,886
                                                      ========

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

In conjunction with recording the acquisition using the purchase method of accounting, the assets acquired and liabilities assumed have different bases for income tax purposes. It is expected that the gain on the valuation of assets purchased would not be taxable for income tax purposes until the underlying assets acquired are sold. The gain on the valuation of assets acquired substantially contributed to a realized net income for the period ended June 30, 2004. There was no recorded income tax provision for the period ended June 30, 2004, nor was a deferred tax liability recorded, because the Company has net operating loss carryforwards that are expected to reduce any taxable income.

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

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

                                                      Three months ending
                                     ------------------------------------------------------   Change from 2003 to 2004
                                       June 30        % of         June 30          % of      ------------------------
                                        2004         Revenues       2003          Revenues        $               %
                                     ----------      --------     ---------      ----------   ---------        -------
Revenues
  Brake Parts, Net                   $   21,893        84.6%      $  13,576         76.1%       $ 8,317           61.3%
  Wholesale Products                      3,996        15.4%          4,263         23.9%          (267)          -6.3%
                                     ----------       -----       ---------        -----        -------        -------
                                     $   25,889       100.0%      $  17,839        100.0%       $ 8,050           45.1%
Cost of sales
  Brake Parts, Net                       20,004        91.4%         11,425         84.2%         8,579           75.1%
  Wholesale Products                      3,611        90.4%          3,778         88.6%          (167)          -4.4%
                                     ----------       -----       ---------        -----        -------        -------
                                         23,615        91.2%         15,203         85.2%         8,412           55.3%
                                     ----------       -----       ---------        -----        -------        -------
GROSS PROFIT                              2,274         8.8%          2,636         14.8%          (362)         -13.7%

Selling, general &
administrative expenses                   4,995        19.3%          2,375         13.3%         2,620          110.3%
                                     ----------       -----       ---------        -----        -------        -------

LOSS FROM OPERATIONS                     (2,721)      -10.5%            261          1.5%        (2,982)       -1142.5%

Other income (expense)
  Interest expense                         (597)       -2.3%           (250)        -1.4%          (347)         138.8%
  Other                                       4         0.0%              4          0.0%            --            0.0%
                                     ----------       -----       ---------        -----        -------        -------
                                           (593)       -2.3%           (246)        -1.4%          (347)          58.5%

INCOME (LOSS) BEFORE INCOME TAXES        (3,314)      -12.8%             15          0.1%        (3,329)            NM

Income Taxes                                 --         0.0%             --          0.0%            --             NM
                                     ----------       -----       ---------        -----        -------        -------
NET INCOME (LOSS)                    $   (3,314)      -12.8%      $      15          0.1%       $(3,329)            NM
                                     ==========       =====       =========        =====        =======        =======

Net sales for the three months ended June 30, 2004 increased $8,050 or 45.1% over the same quarter in 2003 to $25,889. The increase sales were a result of the new customers obtained in the acquisition of certain assets of The Kelsey-Hayes Company ("Kelsey-Hayes") of $8,317 offset by a decrease in sales of wholesale products of $267.

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

Gross profit for the three months ended June 30, 2004 is $2,274 or 8.8% of net sales compared to $2,636 or 14.8% in the same period of 2003, a decrease of $362 or 13.7%. This decrease in gross profit is a result of increased product margins on the higher sales of brake parts of $1,783 offset by increased distribution expenses of $1,899, increased unabsorbed manufacturing costs of $146 and a decrease in wholesale commodity margins of $100 on the lower sales volume.

Selling, general and administrative expenses of $4,995 (19.3% of net sales) for the three months ended June 30, 2004 increased by $2,620 when compared to $2,375 (13.3% of net sales) for the same period in 2003. This increase was a result of costs associated with operations of the acquired Kelsey-Hayes Company assets, increased freight costs and the amortization of certain expenses related to the issuance of warrants in 2003.

Loss from operations for the three months ended June 30, 2004 increased $2,982 to $2,721 as compared to income from operations of $267 for the same period in 2003. This increased loss relates to increased selling, general and administrative expenses and reduced gross profit.

Other expense for the three months ended June 30, 2004 increased $347 to $593 as compared to loss of $246 for the same period of 2003. This increase is a result of the increased interest expense on higher indebtedness.

Net loss for the three months ended June 30, 2004 was $3,314 compared to a net income of $15 for the same period in 2003, a decrease of $3,329. The decrease in net income is attributed to the decrease in gross profit of $362, higher selling, general and administrative expenses of $2,620 and increased other expenses of $347.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003


                                                     Six months ending
                                     -------------------------------------------------           Change from 2003 to 2004
                                      June 30        % of        June 30        % of             ------------------------
                                       2004        Revenues        2003       Revenues               $              %
                                     --------     ----------     --------     --------           ----------    ----------
Revenues
  Brake Parts, Net                   $ 42,202         85.7%      $ 25,364        77.2%            $ 16,838          66.4%
  Wholesale Products                    7,034         14.3%         7,492        22.8%                (458)         -6.1%
                                     --------     --------       --------     -------             --------        ------
                                     $ 49,236        100.0%      $ 32,856       100.0%            $ 16,380          49.9%

Cost of sales
  Brake Parts, Net                     38,188         90.5%        21,819        86.0%              16,369          75.0%
  Wholesale Products                    6,201         88.2%         6,653        88.8%                (452)         -6.8%
                                     --------     --------       --------     -------             --------        ------
                                       44,389         90.2%        28,472        86.7%              15,917          55.9%
                                     --------     --------       --------     -------             --------        ------
GROSS PROFIT                            4,847          9.8%         4,384        13.3%                 463          10.6%

Selling, general &
administrative expenses                 9,219         18.7%         4,866        14.8%               4,353          89.5%
                                     --------     --------       --------     -------             --------        ------

LOSS FROM OPERATIONS                   (4,372)        -8.9%          (482)       -1.5%              (3,890)        807.1%
Other income (expense)
  Interest expense                     (1,111)        -2.3%          (488)       -1.5%                (623)        127.7%
  Gain on valuation of assets           9,886         20.1%                                          9,886            NM
  Other                                    13          0.0%            11         0.0%                   2          18.2%
                                     --------     --------       --------     -------             --------        ------
                                        8,788         17.8%          (477)       -1.5%               9,265         105.4%

INCOME (LOSS) BEFORE INCOME TAXES       4,416          9.0%          (959)       -2.9%               5,375        -560.5%

Income Taxes                                -          0.0%             -         0.0%                   -
                                     --------     --------       --------     -------             --------        ------
NET INCOME (LOSS)                    $  4,416          9.0%      $   (959)       -2.9%            $  5,375        -560.5%
                                     ========     ========       ========     =======             ========        ======

Net sales for the six months ended June 30, 2004 increased $16,380 or 49.9% over the same period in 2003 to $49,236. The increased sales were a result of the new customers obtained in the acquisition of certain assets of The Kelsey-Hayes Company ("Kelsey-Hayes") of $16,838, offset by a decrease in sales of wholesale products of $458.

Gross profit for the six months ended June 30, 2004 is $4,847 or 9.8% of net sales compared to $4,384 or 13.3% in the same period of 2003, an increase of $463 or 10.6%. This increase in gross profit is a result of increased product margins on the higher sales of brake parts of $3,658, offset by increased distribution expenses of $3,260 and a decrease in wholesale commodity margins of $7 on the lower sales volume, partially offset by a decrease in unabsorbed manufacturing costs of $72.

Selling, general and administrative expenses of $9,219 (18.7% of net sales) for the six months ended June 30, 2004 increased by $4,353 when compared to $4,866 (14.8% of net sales) for the same period in 2003. This increase was a result of costs associated with operations of the acquired Kelsey-Hayes Company assets, increased freight costs on the higher sales levels and the amortization of certain expenses related to the issuance of warrants in 2003.

Loss from operations for the six months ended June 30, 2004 increased $3,890 to $4,372 as compared to a loss of $482 for the same period in 2003. This increased loss relates to increased selling, general and administrative expenses of $4,353 offset by increased gross profit of $463.

Other income for the six months ended June 30, 2004 increased $9,265 to $8,788 as compared to net expense of $477 in the same period of 2003. This increase is primarily a result of the gain on the valuation of assets purchased of $9,886 offset by increased interest expense of $623 on higher debt levels..

Net income for the six months ended June 30, 2004 was $4,416 compared to a net loss of $959 for the same period in 2003, an increase of $5,375. This increase is attributed to gain of valuation of assets purchased of $9,886 offset by decrease in operating income of $3,890 and an increase in interest expense and other income of $621.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2004 was $310,735 which was primarily due to (a) net income for the period of $4,415,830 (b) reduction in inventories of $6,263,231, (c) net increase in accounts payable and accrued expenses of $3,574,233 (d) non-cash items consisting of depreciation, amortization and provision for bad debts of $1,962,825, and (e) a decrease in other assets of $9,000, offset by (f) non-cash gain on the valuation of assets purchased from Kelsey-Hayes of $9,886,328, (g) a increase in net trade accounts receivable of $5,689,925, and (h) an increase in prepaid expenses and other assets of $338,131.

Net cash used in investing activities was $12,232,611, which is attributable primarily to the purchase of certain assets of Kelsey-Hayes for $11,571,008 and leasehold improvements incurred in connection with the relocation of the rotor manufacturing from Carson, CA into the Alsip, IL facility.

Net cash provided by financing activities was $12,134,663, consisting primarily of an increase to the revolving line of credit of $9,571,490, net proceeds from the issuance of convertible notes of $270,715 and the exercise of warrants on options of $2,385,157, offset by principal payments on notes payable and subordinated debt of $92,699.

We expect to continue to finance our operations through cash flow generated from operations, borrowings under our bank lines of credit and credit from our suppliers.

Future contractual obligations of the Company are as follows:

---------------------------------------------------------------------------------------------
                             PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------
Contractual                                  Next 12                            After
Obligations                 Total             Months            1-3 years       4 years
---------------------------------------------------------------------------------------------
Revolving Loan           $21,569,016       $          -        $21,569,016       $          -
---------------------------------------------------------------------------------------------
Convertible notes        $ 5,717,716          1,636,388          4,081,328                  -
---------------------------------------------------------------------------------------------
Subordinated debt        $   816,349            216,349            600,000                  -
---------------------------------------------------------------------------------------------
Capital leases           $    57,902             27,077             30,825                  -
---------------------------------------------------------------------------------------------
Operating leases         $ 9,723,587          2,875,530          5,059,107         1,788,950
---------------------------------------------------------------------------------------------


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that our Company does not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At June 30, 2004, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan with Congress Financial Corporation and term loan with The Laurus Funds adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value.

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

PART II  OTHER INFORMATION

Items 1, 3 and 5 are not applicable to the Company in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the Stockholders of the Company was held on June 22, 2004.

         (b) The following directors were elected at the annual meeting: Arvin Scott, M. Catherine Jaros, Dennis Kessler, Zemin Xu and Alan Zeffer.

         (c) The Stockholders voted to approve the Company's 2004 Long-Term Incentive Plan. The votes cast with respect to the 2004 Long-Term Incentive Plan and the election of the directors are as follows:


                                  VOTES CAST(1)
--------------------------------------------------------------------------------
                                                                        BROKER
                                    FOR       AGAINST      ABSTAIN     NON-VOTES
                                 ---------   ---------     -------     ---------
2004 LONG-TERM INCENTIVE PLAN    8,409,760   2,860,092         0        7,000

------------------

(1) Includes votes of Series A Preferred Stock and Series B Preferred Stock voting on an "as converted" basis, and allocated 2,014,380 and 1,000,000 votes, respectively, in addition to the 8,889,771 shares of common stock represented at the meeting.


                              ELECTION OF DIRECTORS

                             VOTES                         VOTES
DIRECTOR                    RECEIVED                     WITHHELD
--------                   ----------                    --------
Arvin Scott                11,878,750                     25,400
M. Catherine Jaros         11,879,851                      6,300
Dennis Kessler             11,879,851                      6,300
Zemin Xu                   11,866,251                     19,900
Alan Zeffer                11,879,851                      6,300


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


Exhibit Number      Description of Document
--------------      -----------------------
    31.1            Certifications of CEO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

    31.2            Certifications of CFO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

    32              Certifications  Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99              Computation of Earnings Per Share

(b) Reports on Form 8-K

    None.

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.


                                        /s/ ARVIN SCOTT
                                        ----------------------------------------
Date: August 23, 2004                   Arvin Scott, Chief Executive Officer,
                                        President
                                        (Principal Executive Officer)


                                        /s/ ROBERT W. ZIMMER
                                        ----------------------------------------
Date: August 23, 2004                   Robert W. Zimmer, Chief Financial
                                        Officer
                                        (Principal Financial & Accounting
                                        Officer)