Form 10-Q
period 2004-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-11-19
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________
                         Commission file number 0-25198

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

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of September 30, 2004 was 12,280,532 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                    Page(s)
                                                                                    -------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  September 30, 2004 (Unaudited) and December 31, 2003               3

         Consolidated Statements of Operations
                  (Unaudited) - For the nine months ended
                  September 30, 2004 and 2003                                        4

         Consolidated Statements of Cash Flows
                  (Unaudited) - For the nine months ended
                  September 30, 2004 and 2003                                        5

         Notes to Condensed Financial Statements (Unaudited)                         6 - 8

   Item 2. Management's Discussion and Analysis of Financial Condition               8-13
            and Results of Operations

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                 13

   Item 4.  Controls and Procedures                                                  13

PART II.  OTHER INFORMATION

   Items 1 thru 5 are not applicable to the Company in this report                   14

   Item 6 - Exhibits and Reports on Form 8-K                                         14

   Signatures                                                                        14

EXHIBIT 31.1 Certificate of Chief Executive Officer                                  15

EXHIBIT 31.2 Certificate of Chief Financial Officer                                  16

EXHIBIT 32 Certificate of Chief Executive Officer and Chief Financial Officer        17

EXHIBIT 99 Computation of Earnings Per Share                                         18

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                   September 30, 2004   December 31, 2003
                                                   ------------------   -----------------
                                                      (Unaudited)
                  Assets

Current assets:
Cash                                                  $  2,910,023         $    605,211
Accounts receivable - trade, net                        21,293,006            9,724,502
Inventories                                             32,303,957           14,875,045
Deferred income taxes                                      240,000              240,000
Prepaid expenses and other current assets                  794,772              133,218
                                                      ------------         ------------
                                                        57,541,758           25,577,976
                                                      ------------         ------------
Property and equipment , net                             4,037,562            3,913,867
                                                      ------------         ------------
Other assets:
Goodwill, net                                              480,498              480,498
Due from employees                                          40,250               40,250
Deferred financing costs, net                            1,613,536            1,932,179
Other assets                                               288,244              605,586
                                                      ------------         ------------
                                                         2,422,528            3,058,513
                                                      ------------         ------------
                                                      $ 64,001,848         $ 32,550,356
                                                      ============         ============
    Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable, trade                               $ 18,470,756         $  9,814,785
Accrued expenses and other current liabilities           8,257,140            2,417,821
Long-term indebtedness, current portion                     16,925               81,430
Convertible note, current portion                        2,819,455              909,091
Subordinated debenture, current portion                    786,016               60,000
                                                      ------------         ------------
                                                        30,350,292           13,283,127
                                                      ------------         ------------
Long-term liabilities:
Revolving line of credit                                24,159,282           11,997,526
Long-term indebtedness, non-current portion                 28,301               37,234
Convertible note, non-current portion                    2,852,505            3,868,265
Subordinated debenture, non-current portion                      0              773,120
                                                      ------------         ------------
                                                        27,040,088           16,676,145
                                                      ------------         ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares,                3,014                3,014
$.01 par value, 201,438 shares of Series A
and 100,000 shares of Series B issued and
outstanding)
Common stock (authorized 30,000,000 shares,                122,805               89,481
$.01 par value, 12,280,532 shares issued and
outstanding at September 30, 2004 and
8,948,097 at December 31, 2003)
Additional paid-in-capital                              19,697,753           16,912,641
Accumulated deficit                                    (12,659,533)         (13,885,621)
Accumulated other comprehensive loss                      (517,421)            (479,781)
Stock subscription receivable                              (35,150)             (48,650)
                                                      ------------         ------------
                                                         6,611,468            2,591,084
                                                      ------------         ------------
                                                      $ 64,001,848         $ 32,550,356
                                                      ============         ============

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                                             2004             2003             2004             2003
                                                         ------------     ------------     ------------     ------------
Net sales                                                $ 26,674,735     $ 14,083,051     $ 75,911,058     $ 46,938,618
Cost of sales                                              24,478,257       12,176,229       68,867,231       40,648,203
                                                         ------------     ------------     ------------     ------------
Gross profit                                                2,196,478        1,906,822        7,043,827        6,290,415
Selling, general, and administrative expenses               4,558,196        2,457,024       13,777,574        7,323,398
                                                         ------------     ------------     ------------     ------------
Income (loss) from operations                              (2,361,718)        (550,202)      (6,733,747)      (1,032,983)
Other expense:/(income)
  Interest expense                                            825,812          284,816        1,936,884          772,904
  Gain on valuation of assets purchased                             0                0       (9,886,328)               0
  Other                                                         2,208          (22,801)         (10,395)         (34,283)
                                                         ------------     ------------     ------------     ------------
                                                              828,020          262,015       (7,959,839)         738,621
                                                         ------------     ------------     ------------     ------------
Income (loss) before provision for income taxes            (3,189,738)        (812,217)       1,226,092       (1,771,604)
Income tax provision                                                0                0                0                0
                                                         ------------     ------------     ------------     ------------
Net income (loss)                                        $ (3,189,738)    $   (812,217)    $  1,226,092     $ (1,771,604)
                                                         ============     ============     ============     ============
Comprehensive income (loss):
Net income (loss)                                        $ (3,189,738)    $   (812,217)    $  1,226,092     $ (1,771,604)
  Other comprehensive income (loss),
  Foreign currency translation adjustments                    (13,517)         (49,549)         (37,640)         308,840
                                                         ------------     ------------     ------------     ------------
Comprehensive income (loss)                              $ (3,203,255)    $   (861,766)    $  1,188,452     $ (1,462,764)
                                                         ============     ============     ============     ============
Earnings (Loss) per share:
Basic                                                    $      (0.26)    $      (0.10)    $       0.11     $      (0.21)
Diluted                                                  $      (0.26)    $      (0.10)    $       0.08     $      (0.21)
Weighted average number of common shares outstanding:
Basic                                                      12,238,122        8,437,589       11,197,572        8,296,608
Common stock equivalents resulting from
Conversion of preferred stock                                       0                0        3,475,297                0
                                                         ------------     ------------     ------------     ------------
Diluted                                                    12,238,122        8,437,589       14,672,869        8,296,608
                                                         ============     ============     ============     ============

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                          2004            2003
                                                                      ------------     -----------
Cash flows from operating activities:
Net income (loss)                                                     $  1,226,092     $(1,771,604)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                          1,935,922         885,192
  Provision for bad debts                                                  925,592         245,571
  Gain on valuation of assets purchased                                 (9,886,328)              0
  Other, net                                                                13,500         (25,000)
Changes in operating assets and liabilities:
  Accounts receivable, trade                                            (7,034,184)        426,376
  Inventories                                                            7,426,556       3,241,782
  Prepaid expenses and other current assets                               (671,738)       (525,759)
  Accounts payable, trade                                                6,106,577        (149,230)
  Accrued expenses and other current liabilities                            73,380         268,164
                                                                      ------------     -----------
Net cash provided by (used in) operating activities                        115,369       2,595,492
Cash flows for investing activities:
  Payments on notes receivable                                                   0           5,500
  Purchase of certain assets of Kelsey-Hayes Company                   (11,571,008)              0
  Purchase of property and equipment                                      (842,455)       (337,244)
                                                                      ------------     -----------
Net cash used in investing activities                                  (12,413,463)       (331,744)
Cash flows from financing activities:
  Net increase (decrease) in revolving loan indebtedness                12,161,756      (3,514,002)
  Payments on notes payable and subordinated debt                         (134,850)       (329,202)
  Proceeds from convertible debt,net                                     1,743,700       1,240,000
  Proceeds from exercise of options                                        869,940         167,925
                                                                      ------------     -----------
Net cash (used in) provided by financing activities                     14,640,546      (2,435,279)

Effect of exchange rate changes on cash                                    (37,640)         44,074
                                                                      ------------     -----------

Net increase/(decrease) in cash                                          2,304,812        (127,457)
Cash, beginning of period                                                  605,211         237,600
                                                                      ------------     -----------
Cash, end of period                                                   $  2,910,023     $   110,143
                                                                      ============     ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                              $    931,237     $   841,695
                                                                      ============     ===========
  Cash paid for income taxes                                          $          0     $         0
                                                                      ============     ===========
Supplemental disclosure of non-cash financing activities:
  Issuance of warrants in connection with convertible notes           $    167,047     $   305,336
                                                                      ============     ===========
  Conversion of convertible notes into common stock                   $  1,565,455     $         0
                                                                      ============     ===========
  Issuance of common stock for interest due on convertible notes      $    105,689     $         0
                                                                      ============     ===========

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in Universal Automotive Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2003. Our auditors have not completed their review of these interim condensed financial statements in accordance with SEC regulation S-K. This review is expected to be completed in the near future.

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

2. BASIS OF PRESENTATION

Net Loss Per Share

Warrants and options issued by us are only included in the computation of weighted average number of shares where their inclusion is not anti-dilutive. For the three months ended September 30, 2004 and September 30, 2003 and the nine months ended September 30, 2003, common stock equivalents are not included in the weighted average number of shares outstanding in determining net loss per share. For the nine months ended September 30, 2004 the fully diluted earnings per share is based upon 2,014,380 shares of Series A Preferred and 1,000,000 shares of Series B, on an as converted basis, plus an additional 460,917 shares of common stock into which said shares of Series A Preferred would convert as of September 30, 2004 based upon shares of common stock issued and deemed issued for purposes of the anti-dilution formula, with respect to the Series A Preferred stock.

Income Taxes

For the quarters and nine months ended September 30, 2004 and 2003, no provision for income taxes has been provided. We believe that, consistent with accounting principles generally accepted in the United States, it is more likely that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will not be realized through future taxable earnings or alternative tax strategies. Accordingly, net deferred tax assets were offset with a valuation allowance.

3. INVENTORIES

                     SEPTEMBER 30, 2004      DECEMBER 31, 2003
                     ------------------      -----------------
Finished goods          $ 38,831,885           $ 12,854,089
Work in process              662,190                574,730
Raw materials              6,569,519              2,214,226
Inventory reserves       (13,759,637)              (768,000)
                        ------------           ------------
                        $ 32,303,957           $ 14,875,045
                        ============           ============

4. CONGRESS FINANCIAL INDEBTEDNESS

On January 12, 2004 we entered into a revolving line-of-credit agreement with Congress Financial Corporation ("Congress") replacing our line of credit with LaSalle National Bank, N.A. The maximum available amount of the revolving line-of-credit is $35,000,000 based on eligible accounts receivable and inventory and is fully secured by a first lien on the inventory and our accounts receivable. The revolving line-of-credit has a term ending January 12, 2007 and an interest rate of prime plus .50% per annum. The line is subject to an ongoing option to convert to LIBOR plus 2.75% per annum.

The Congress Credit Agreement contains certain limitations on dividends and capital expenditures and requires us to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At September 30, 2004, we were in compliance with these financial covenants.

5. STOCK-BASED COMPENSATION

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

We have computed the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, for options granted using an option-pricing model prescribed by SFAS NO. 13. The assumptions used for grants during the periods ended September 30, 2004 and 2003 include a dividend yield of 0.0% risk-free interest rates of 2.50%, an option term of immediate to 10 years and a volatility factor of 78%. Had the compensation costs for these plans been determined consistent with SFAS No. 123, our net income would have been reduced by approximately $127,953 to $1,098,139 for the period ended September 30, 2004 and the net loss for the period ended September 30, 2003 would have been increased by $101,187 to $1,872,791.

6. ACQUISITION OF CERTAIN ASSETS OF KELSEY-HAYES COMPANY

On January 12, 2004 we purchased substantially all the assets of the Autospecialty division of Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc ("Autospecialty"), for a total cost, including transaction fees and expenses, of approximately $11,925,000 plus the assumption of certain liabilities as set forth in the Purchase Agreement dated December 23, 2003 between the Company and TRW Automotive, Inc. The purchase price is subject to certain adjustments based upon the future collection of trade accounts receivable. Negative goodwill recorded in conjunction with the acquisition transaction included an approximate $9.9 million non-operating, non-cash gain reflected in our Statement of Operations for the quarter ended March 31, 2004.

During the period ending September 30, 2004 we incurred costs in connection with the consolidation and integration of this acquisition including the closing of two distribution centers, Itasca, Illinois and Compton, California, and the moving of its inventories to its Alsip, Illinois and Carson, California distribution facilities respectively. In addition the Carson, California rotor manufacturing operation was relocated and combined into our Alsip, Illinois rotor manufacturing facility. A reserve of $700,000 was established under the purchase method of accounting for these and other integration and business consolidation expenditures. As of September 30, 2004 approximately $505,000 has been charged against this reserve.

Further details of the acquisition (in thousands of dollars) are as follows:

Tangible assets acquired                          $31,141
Liabilities assumed                                (8,630)
Reserve recorded                                     (700)
                                                  -------
                                                   21,811

Purchase price                                     11,925
                                                  -------
Gain on valuation of assets purchased             $ 9,886
                                                  =======

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

In conjunction with recording the acquisition using the purchase method of accounting, the assets acquired and liabilities assumed have different bases for income tax purposes. It is expected that the gain on the valuation of assets purchased would not be taxable for income tax purposes until the underlying assets acquired are sold. The gain on the valuation of assets acquired substantially contributed to a realized net income for the period ended September 30, 2004. There was no recorded income tax provision for the period ended September 30, 2004, nor was a deferred tax liability recorded, because we have net operating loss carryforwards that are expected to reduce any taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Examples of factors which could affect the Company's performance are set forth in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2004 under the heading "Risk Factors."

GENERAL

We are a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, non-asbestos friction lining, clutch and chassis parts and a complete line of hydraulic parts, including brake calipers. We are one of the leading full-line brake and undercar parts suppliers to the North American aftermarket. Our products are sold under our nationally recognized Autospecialty, Power Stop and Evolution brands as well as customer specific private labels.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

                                               Three Months Ending
                                 ----------------------------------------------    Change from 2003 to 2004
                                 Sept 30         % of      Sept 30        % of     ------------------------
                                   2004       Revenues       2003       Revenues         $            %
                                 --------     --------     --------     --------     --------      ------
Revenues
  Brake Parts, Net               $ 23,247        87.1%     $ 10,897        77.4%     $ 12,350       113.3%
  Wholesale Products                3,428        12.9%        3,186        22.6%          242         7.6%
                                 --------       -----      --------       -----      --------      ------
                                 $ 26,675       100.0%     $ 14,083       100.0%     $ 12,592        89.4%
Cost of sales

  Brake Parts, Net                 21,355        91.9%        9,424        86.5%       11,931       126.6%
  Wholesale Products                3,123        91.1%        2,753        86.4%          370        13.4%
                                 --------       -----      --------       -----      --------      ------
                                   24,478        91.8%       12,177        86.5%       12,301       101.0%
                                 --------       -----      --------       -----      --------      ------
GROSS PROFIT                        2,197         8.2%        1,906        13.5%          291        15.3%
Selling,general &
administrative expenses             4,559        17.1%        2,457        17.4%        2,102        85.6%
                                 --------       -----      --------       -----      --------      ------
LOSS FROM OPERATIONS               (2,362)       -8.9%         (551)       -3.9%       (1,811)      328.7%
Other income (expense)
  Interest expense                   (826)       -3.1%         (285)       -2.0%         (541)      189.8%
  Other                                -2         0.0%           23         0.2%          (25)     -108.7%
                                 --------       -----      --------       -----      --------      ------
                                     (828)       -3.1%         (262)       -1.9%         (566)       68.4%

INCOME (LOSS) BEFORE INCOME TA     (3,190)      -12.0%         (813)       -5.8%       (2,377)       NM
Income Taxes                            -         0.0%            -         0.0%            -        NM
                                 --------       -----      --------       -----      --------      ------
NET INCOME (LOSS)                $ (3,190)      -12.0%     $   (813)       -5.8%     $ (2,377)       NM
                                 ========       =====      ========       =====      ========      ======

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

Net sales for the three months ended September 30, 2004 increased $12,592 or
89.4 % over the same quarter in 2003 to $26,675. The increased sales were a result of a new customers obtained in the acquisition of certain assets of The Kelsey-Hayes Company ("Kelsey-Hayes") of $12,350 coupled with an increase in wholesale products of $242.

Gross profit for the three months ended September 30, 2004 is $2,197 or 8.2% of net sales compared to $1,906 or 13.5% in the same period of 2003, an increase of $ 291 or 15.3%. The following table details the change in gross profit for the period.

Gross profit on higher brake parts sales volume                  $   2,343
Reduced underabsorption of fixed manufacturing overheads               266
Higher distribution expenses                                        (2,189)
Reduced gross margins on wholesale product sales                      (129)
                                                                 ---------
Net increase in gross profit                                     $     291
                                                                 =========

Selling, general and administrative expenses of $4,559 (17.1% of net sales) for the three months ended September 30, 2004 increased by $2,102 when compared to $2,457 (17.4% of net sales) for the same period in 2003. The 85.6% increase was a result of increased freight and commission costs on the higher sales levels and an increase in administrative expenses as the administrative operations of the Kelsey-Hayes acquisition were integrated into our operations.

Loss from operations for the three months ended September 30, 2004 increased $1,811 to $2,362 as compared to a loss of $551 for the same period in 2003. This increased loss relates to increased selling, general and administrative expenses partially offset by higher gross profit dollars.

Other expense for the three months ended September 30, 2004 increased $566 to $828 from $262 for the same period of 2003. Of this total, interest expense increased $541 from the same period in 2003 due to increased borrowing levels on the revolving line of credit coupled with higher interest rates.

Net loss for the three months ended September 30, 2004 increased $2,377 to $3,190 as compared to a net loss of $813 for the same period in 2003. The increased net loss is attributed to increased gross profit of $291 offset by higher selling, general and administrative expenses of $2,102 and increased other expense of $566.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

                                                  Nine months ending
                                  -------------------------------------------------   Change from 2003 to 2004
                                  September 30     % of     September 30     % of     ------------------------
                                      2004       Revenues       2003       Revenues       $            %
                                  ------------   --------   ------------   --------    --------     --------
Revenues
  Brake Parts, Net                  $ 65,449         86.2%    $ 36,261         77.3%   $ 29,188         80.5%
  Wholesale Products                  10,462         13.8%      10,678         22.7%       (216)        -2.0%
                                    --------     --------     --------     --------    --------     --------
                                    $ 75,911        100.0%    $ 46,939        100.0%   $ 28,972         61.7%
  Cost of sales
  Brake Parts, Net                    59,543         91.0%      31,243         86.2%     28,300         90.6%
  Wholesale Products                   9,324         89.1%       9,406         88.1%        (82)        -0.9%
                                    --------     --------     --------     --------    --------     --------
                                      68,867         90.7%      40,649         86.6%     28,218         69.4%
                                    --------     --------     --------     --------    --------     --------
GROSS PROFIT                           7,044          9.3%       6,290         13.4%        754         12.0%
Selling,general &
administrative expenses               13,778         18.2%       7,323         15.6%      6,455         88.1%
                                    --------     --------     --------     --------    --------     --------
LOSS FROM OPERATIONS                  (6,734)        -8.9%      (1,033)        -2.2%     (5,701)       551.9%
  Other income (expense)
  Interest expenses                   (1,937)        -2.6%        (773)        -1.6%     (1,164)       150.6%
  Gain on valuation of assets          9,886         13.0%           -                    9,886           NM
  Other                                   11          0.0%          34          0.1%        (23)       -67.6%
                                    --------     --------     --------     --------    --------     --------
                                       7,960         10.5%        (739)        -1.6%      8,699        109.3%
INCOME (LOSS) BEFORE INCOME TAXES      1,226          1.6%      (1,772)        -3.8%      2,998       -169.2%
Income Taxes                               -          0.0%           -          0.0%          -
                                    --------     --------     --------     --------    --------     --------
NET INCOME (LOSS)                   $  1,226          1.6%    $ (1,772)       -3.8%    $  2,998       -169.2%
                                    ========     ========     ========     ========    ========     ========

Net sales for the nine months ended September 30, 2004 increased $28,972 or 61.7% over the same period in 2003 to $75,911. The increased sales were a result of the new customers obtained in the acquisition of certain assets of The Kelsey-Hayes Company ("Kelsey-Hayes") of $29,188 offset by a decrease in sales of wholesale products of $216.

Gross profit for the nine months ended September 30, 2004 is $7,044 or 9.3% of net sales compared to $6,290 or 13.4% in the same period of 2003, an increase of $754 or 12.0%. The following table details the change in gross profit for the period.

Gross profit on higher brake parts sales volume                 $  6,000
Reduced underabsorption of fixed manufacturing overheads             338
Higher distribution expenses                                      (5,449)
Reduced gross margins on wholesale product sales                    (135)
                                                                --------
Net increase in gross profit                                    $    754
                                                                ========

Selling, general and administrative expenses of $13,788 or 18.2% of net sales for the nine months ended September 30, 2004 increased by $6,455 when compared to $7,323 or 15.6% of net sales for the same period in 2003. This increase was a result of costs associated with operations of the acquired Kelsey-Hayes Company assets, increased freight costs on the higher sales levels and the amortization of certain expenses related to the issuance of warrants in 2003.

Loss from operations for the nine months ended September 30, 2004 increased $5,701 to $6,734 as compared to a loss of $1,033 in the same period of 2003. This increased loss relates to increased selling, general and administrative expenses of 6,455 offset by increased gross profit of $754.

Other income for the nine months ended September 30, 2004 increased $8,699 to $7,960 as compared to net expense of $739 in the same period 2003. This increase is primarily a result of the gain on the valuation of assets purchased of $9,886 offset by increased interest expense of $1,164 and other expense net of $23.

Net income for the nine months ended September 30, 2004 was $1,226 compared to a net loss of $1,722 for the same period 2003, an increase of $2,998. This increase is attributed to the gain on valuation of assets purchased of $9,886 offset by decreased operating income of $5,701 and an increase in interest expense and other income of $1,187.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities for the nine months ended September 30, 2004 was $115,369 which was primarily due to (a) net income of $1,226,091,
(b) a reduction in inventories of $7,426,556, (c) non-cash items consisting of depreciation, amortization and provision for bad debts of $2,861,514, (d) increase in accounts payable of $6,106,577 (e) increase in accrued expenses of $73,381 and (f) a decrease on other, net of $13,500 offset by (g) the non-cash gain on valuation of assets of $9,886,328 (h) an increase in accounts receivable of $7,034,184 and (i) an increase in prepaid expenses and other assets of $671,738.

Net cash used in investing activities was $12,413,463 which is attributable primarily to the purchase of certain assets of The Kelsey-Hayes Company for $11,571,008 and leasehold improvements incurred in connection with the relocation of the rotor manufacturing facilities from Carson, CA into the Alsip, IL facility.

Net cash provided by financing activities was $14,640,546, consisting primarily of an increase to the revolving line of credit of $12,161,756, net proceeds from the issuance of convertible notes of $1,743,700, exercise of warrants and options of $869,940 offset by principal payments on notes payable and subordinated debt of $134,850. In addition, in connection with the purchase of certain assets of The Kelsey-Hayes Company, we collected certain purchased accounts receivable, subject to a contractual obligation to pay over a portion of such collections aggregating $1,750,000 as of September 30, 2004, which proceeds have not been paid over (but are included in our accrued expenses), due to an indemnification claim we have made under the contract whereby we have claimed losses in excess of such amount related to certain defective inventory and the resultant losses in business related to such inventory.

We expect to continue to finance our operations through cash flow generated from operations, borrowings under our bank lines of credit and obtaining credit from our suppliers, and possibly additional unsecured lines of credit.

Future contractual obligations of the Company are as follows:

                         PAYMENTS DUE BY PERIOD 09/30/04

CONTRACTUAL                                     NEXT                              AFTER
OBLIGATIONS                     TOTAL         12 MONTHS         1-3 YEARS        4 YEARS
-----------                  -----------      ----------       -----------      ----------
Revolving loan               $24,159,282               0       $24,159,282               0
Subordinated debt                786,016         786,016                 0               0
Convertible Debt               5,671,960       2,819,455         2,852,505               0
Capital leases                    45,226          16,925            28,301               0
Operating leases               9,131,958       2,784,713         4,695,245       1,652,000
                             -----------      ----------       -----------      ----------
Total                        $39,794,442      $6,407,109       $31,735,333      $1,652,000
                             ===========      ==========       ===========      ==========

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The application of these policies may require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe that we do not have significant exposure to market risk associated with derivative financial instruments, other financial instruments, or derivative commodity instruments. We previously utilized only limited derivative financial instruments and did not use them for trading purposes and have never used derivative commodity instruments. At September 30, 2004, there were no such derivative instruments. The fair value of financial instruments, other than debt instruments, closely approximates their carrying value. Because the interest rate of the revolving loan and the term loan with Congress Financial Corporation adjusts with the changes in the market rate of interest, we believe that the fair value is equivalent to the carrying value.

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

PART II OTHER INFORMATION

ITEMS 1 THRU 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

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

                            UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                 /s/ ARVIN SCOTT
                                 -----------------------------------------------
Date: November 19, 2004          Arvin Scott, Chief Executive Officer, President
                                 (Principal Executive Officer)

                                 /s/ ROBERT W. ZIMMER
                                 -----------------------------------------------
                                 Robert W. Zimmer, Chief Financial Officer
                                 (Principal Financial Officer)