Form 10-Q/A
period 2004-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-12-06
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                               (Amendment No. 1)

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

                                  FORM 10-Q/A

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

FORM 10-Q/A

                                EXPLANATORY NOTE

         This Form 10-Q/A (Amendment No. 1) is being submitted solely to amend and correct an error made in the first paragraph of Note 1 to the Condensed Financial Statements. Specifically, this Form 10-Q/A deletes from the first paragraph of Note 1, the following sentences, "Our auditors have not completed their review of these interim condensed financial statements in accordance with SEC regulation S-K. This review is expected to be completed in the near future." These sentences are being removed because the Company's Condensed Financial Statements have, in fact, been timely reviewed by the Company's independent auditors. Additionally, as a result of the Company's error in including this language in the original Form 10-Q, in this Form 10-Q/A, the Company has revised its disclosure included under Part I, Item 4. Controls and Procedures. No other revisions have been made to the Company's financial statements or any disclosure contained in the Company's original Quarterly Report on Form 10-Q.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q/A constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Examples of factors which could affect the Company's performance are set forth in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2004 under the heading "Risk Factors."

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

In preparation of the Company's Form 10-Q filed on November 19, 2004 (the "Form 10-Q"), the Company experienced a weakness in its disclosure controls and procedures causing it to file the Form 10-Q including an inaccurate statement in
Note 1 to the Company's Condensed Financial Statements to the effect that the financial statements have not been reviewed by the Company's independent auditors when, in fact, the Form 10-Q had been reviewed timely. As a result, the Company is filing this Form 10-Q/A to correct the error. This error resulted due to poor communications and inefficiencies between the Company's officers, Audit Committee and independent auditors experienced in preparing the Form 10-Q. The Company has notified its Audit Committee and independent auditors regarding the error and weakness in disclosure controls and procedures. The Company is implementing corrective measures to correct the weakness in its disclosure controls and procedures to prevent errors from occurring in future periods.

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

     99.1           Letter from Blackman Kallick Bartelstein LLP.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                 /s/ ARVIN SCOTT
                                 -----------------------------------------------
Date: December 6, 2004           Arvin Scott, Chief Executive Officer, President
                                 (Principal Executive Officer)

                                 /s/ ROBERT W. ZIMMER
                                 -----------------------------------------------
                                 Robert W. Zimmer, Chief Financial Officer
                                 (Principal Financial Officer)