Form 10-Q/A
period 2004-03-31
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-12-23
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________ to________
                         Commission file number 0-25198

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer. Yes [ ]No [X]

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of May 12, 2004 was 11,092,790 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                                TABLE OF CONTENTS

                                                                                      PAGES(S)
PART I.    FINANCIAL INFORMATION

   Explanatory Item                                                                      3

   Item 1. Financial Statements

           Consolidated Balance Sheets
                     March 31, 2004 (Unaudited) and December 31, 2003                    4

           Consolidated Statements of Operations
                     (Unaudited) - for the three months ended
                     March 31, 2004 and 2003                                             5

           Consolidated Statements of Cash Flows
                     (Unaudited) - for the three months ended
                     March 31, 2004 and 2003                                             6

           Notes to Condensed Financial Statements (Unaudited)                           7 - 10

   Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                11 - 14

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                     15

   Item 4. Controls and Procedures                                                       16

PART II. OTHER INFORMATION

   Items 1 through 5 are not applicable to the Company in this report                    17

   Item 6 - Exhibits and Reports on Form 8-K                                             17

   Signatures                                                                            17

EXHIBITS

   10.1 Revolving line of credit from Congress Financial Corporation

   31.1 Certificate of Chief Executive Officer

   31.2 Certificate of Chief Financial Officer

     32 Certification of Chief Executive Officer and Chief Financial Officer

     99 Computation of Earnings Per Share

AMENDMENT NO. 1

                                EXPLANATORY NOTE

      We are filing this Form 10-Q/A (Amendment No. 1) to reclassify the gain on valuation of assets purchased in the quarter ended March 31, 2004 (an amount equal to $9,886,328) from "other expense:/(income)" to an "extraordinary item." This reclassification of the gain does not change our overall income or our net worth for the three months ended March 31, 2004, but does impact the classification of the income for the three months ended March 31, 2004. The reclassification also will affect our earnings per share as reflected herein.

      Our Audit Committee has determined to reclassify the gain in response to a letter ("Letter") we received on December 18, 2004 from our independent registered public accountants, Blackman Kallick Bartelstein LLP ("Blackman"). The Letter advises us that our presentation of "gain on valuation of assets purchased" as "other expense:/(income)" in our Consolidated Statements of Operations for the nine months ended September 30, 2004 is not in conformity with U.S. generally accepted accounting principles. Blackman advises us that the proper presentation of the "gain on valuation of assets purchased" is as an "extraordinary item." Blackman further advises us that we presented the gain as "other expense:/(income)" in our Consolidated Statements of Operations for the quarters ended March 31, 2004 and June 30, 2004. Blackman did not serve as our independent registered public accountant for these quarters.

      As a result of the reclassification, we would have been in violation of our earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in the revolving line of credit agreement (the "Credit Agreement") with our principal lender, Congress Financial Corporation (the "Lender"); however, we have, obtained a waiver of this covenant violation from the Lender and entered into an amendment to the Credit Agreement which among other things, revises this EBITDA covenant.

                       CONSOLIDATED BALANCE SHEETS

                                                                           March 31, 2004   December 31, 2003
                                                                           --------------   -----------------
                                                                            (Unaudited)
                                  Assets
Current assets:
Cash                                                                          $  1,147,172      $    605,211
Accounts receivable - trade, net                                                16,935,210         9,724,502
Inventories                                                                     37,843,568        14,875,045
Deferred income taxes                                                              240,000           240,000
Prepaid expenses and other current assets                                          511,299           133,218
                                                                              ------------      ------------
                                                                                56,677,249        25,577,976
                                                                              ------------      ------------
Property and equipment , net                                                     4,118,496         3,913,867
                                                                              ------------      ------------
Other assets:
Goodwill                                                                           480,498           480,498
Due from employees                                                                  40,250            40,250
Deferred financing costs, net                                                    2,247,398         1,932,179
Other assets                                                                       252,676           605,586
                                                                              ------------      ------------
                                                                                 3,020,822         3,058,513
                                                                              ------------      ------------
                                                                              $ 63,816,567      $ 32,550,356
                                                                              ============      ============
                   Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable - trade                                                      $ 14,191,810      $  9,814,785
Accrued expenses and other current liabilities                                   7,318,668         2,417,821
Long-term indebtedness , current portion                                            50,899            81,430
Convertible note, current portion                                                1,636,364           909,091
Subordinated debenture, current portion                                            132,229            60,000
                                                                              ------------      ------------
                                                                                23,329,970        13,283,127
                                                                              ------------      ------------
Long-term liabilities:
Revolving line of credit                                                        22,864,963        11,997,526
Long-term indebtedness, non-current portion                                         33,766            37,234
Convertible note, non-current portion                                            4,995,518         3,868,265
Subordinated debenture, non-current portion                                        684,120           773,120
                                                                              ------------      ------------
                                                                                28,578,367        16,676,145
                                                                              ------------      ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares,  $.01 par  value,
201,438 shares of Series A and 100,000 shares of Series B issued and
 outstanding)                                                                        3,014             3,014

Common stock (authorized 50,000,000 shares, $.01 par  value, 10,930,726 and 8,948,097 shares issued and outstanding as of  March 31, 2004 and
December 31, 2003)                                                                 109,349            89,481

Additional paid-in-capital                                                      18,488,922        16,912,641
Accumulated deficit                                                             (6,157,141)      (13,885,621)
Accumulated other comprehensive loss                                              (491,764)         (479,781)
Stock subscription receivable                                                      (44,150)          (48,650)
                                                                              ------------      ------------
                                                                                11,908,230         2,591,084
                                                                              ------------      ------------
                                                                              $ 63,816,567      $ 32,550,356
                                                                              ============      ============

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2004             2003
                                                             ----             ----
Net Sales                                                $ 23,347,747      $ 15,016,910
Cost of sales                                              20,774,200        13,268,771
                                                         ------------      ------------

GROSS PROFIT
                                                            2,573,547         1,748,139
Selling , general and administrative expenses               4,224,572         2,491,562
                                                         ------------      ------------

LOSS FROM OPERATIONS                                       (1,651,025)         (743,423)
Other income/(expense)
     Interest expense                                        (513,909)         (238,841)
     Other                                                      7,089             7,794
                                                         ------------      ------------
                                                             (506,820)         (231,047)
                                                         ------------      ------------

(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY GAIN          (2,157,845)         (974,470)

Income tax provision                                                0                 0
                                                         ------------      ------------
NET (LOSS) BEFORE EXTRAORDINARY GAIN                       (2,157,845)         (974,470)

Extraordinary gain (net of income taxes of $0)              9,886,328                 0

                                                         ------------      ------------
NET INCOME/(LOSS)                                        $  7,728,483      $   (974,470)
                                                         ============      ============

Comprehensive income (loss):
Net (loss) income                                        $  7,728,483      $   (974,470)
Other comprehensive income (loss)
    Foreign currency translation adjustment                   (11,983)           67,788
Comprehensive income (loss)                              ============      ============
                                                         $  7,716,500      $   (906,682)
Earnings (Loss) per common share:
Basic
   (Loss) before extraordinary gain                      $      (0.21)     $      (0.12)
    Extraordinary gain                                           0.97                 -
                                                         ------------      ------------
                                                         $       0.76      $      (0.12)
                                                         ============      ============
Diluted
   (Loss) before extraordinary gain                      $      (0.16)     $      (0.12)
    Extraordinary gain                                           0.73                 -
                                                         ------------      ------------
                                                         $       0.57      $      (0.12)
                                                         ============      ============
Weighted average number of common shares outstanding
BASIC                                                      10,159,384         8,224,949
Common stock equivalents resulting from:
   Conversion of preferred stock                            3,014,380                 0
    Warrants and options                                      403,244                 0
                                                         ------------      ------------
DILUTED                                                    13,577,008         8,224,949
                                                         ------------      ------------

     The accompanying notes are an integral part of the financial statements

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                      2004             2003
                                                                      ----             ----
OPERATING ACTIVITIES
Net income (loss)                                                  $  7,728,483      $  (974,470)
Adjustments to reconcile net (loss) income  to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                       567,967          236,770
    Provision for bad debts                                            (276,045)          47,612
    Extraordinary gain                                               (9,886,328)               -
    Other, net                                                            4,502            7,500
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                     (1,115,736)      (1,085,762)
      Inventories                                                     2,345,663        1,914,111
      Prepaid expenses and other current assets                        (378,081)        (221,040)
      Other assets                                                        6,514                -
      Accounts payable, trade                                         1,009,899        1,199,508
      Accrued expenses and other current liabilities                   (887,722)        (482,434)
                                                                   ------------      -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                       (880,884)         641,795
INVESTING ACTIVITIES
     Advances to stockholders, net                                            -           (1,458)
     Purchase of certain assets of Kelsey-Hayes Company             (11,571,008)               -
     Purchase of property and equipment                                (424,468)        (102,820)
                                                                   ------------      -----------
Net cash used in investing activities                               (11,995,476)        (104,278)
FINANCING ACTIVITIES
     Net increase/(decrease) in revolving loan  indebtedness         10,867,437          (89,252)
     Principal payments on notes payable and subordinated debt          (50,770)        (111,335)
     Proceeds from issuance of convertible notes, net                 1,743,700                -
     Proceeds from conversion of warrants and options                   869,940                -
                                                                   ------------      -----------
Net cash provided by (used in) financing activities                  13,430,307         (200,587)

Effect of exchange rate changes on cash                                 (11,983)             612
                                                                   ------------      -----------
Net  increase in cash                                                   541,964          337,542
Cash, beginning of period                                               605,211          237,600
                                                                   ------------      -----------
Cash, end of period                                                $  1,147,175      $   575,142
                                                                   ============      ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                          $    334,636      $   235,723
   Cash paid for income taxes                                      $          -      $     1,900

Supplemental disclosure of non-cash financing activities:
    Issuance of warrants in connection with convertible notes      $    167,047      $         -

   Conversion of convertible notes into common stock               $    559,162      $         -

    The accompanying notes are an integral part of the financial statements.

                     UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with generally accepted accounting principles (USA) are omitted. For additional disclosures, see the Notes to Consolidated Financial Statements contained in Universal Automotive Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

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

3. INVENTORIES

                  March 31, 2004     December 31, 2003
                  --------------     -----------------
Finished goods      $    31,025,756     $    12,231,089
Work in process             391,846             574,730
Raw materials             6,425,966           2,069,226
                    ---------------     ---------------
                    $    37,843,568     $    14,785,045
                    ---------------     ---------------

4. CONGRESS INDEBTEDNESS

On January 12, 2004, the Company entered into a revolving line-of-credit agreement with Congress Financial Corporation ("Congress"), replacing the LaSalle indebtedness. The maximum available amount of the revolving line-of-credit is $35,000,000 based on eligible accounts receivable and inventory and is fully secured by a first lien on the inventory and the accounts receivable of the Company. The revolving line-of-credit has a term ending January 12, 2007 and an interest rate of prime plus .50% per annum. The line is subject to an ongoing option to convert to LIBOR plus 2.75% per annum.

The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At March 31, 2004, the Company would not have been in compliance with the financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA); however, the Company has received a waiver of the covenant violation from Congress.

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

Further details of the acquisition (in thousands of dollars) as are follows:

Tangible assets acquired                   $ 31,141
Liabilities assumed                          (8,630)
Reserve recorded                               (700)
                                           --------
                                             21,811
Purchase price                               11,925
                                           --------
Excess of fair value of the net assets
received over the amount paid              $  9,886
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q/A (Amendment No. 1) constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Examples of factors which could affect the Company's performance are set forth elsewhere in this Form 10-Q/A (Amendment No. 1) and in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2004 under the heading "Risk Factors."

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

                                                             Three Months Ending
                                                             -------------------
                                                March 31,       %of       March 31,       % of    Change from 2003 to 2004
                                                                                                  ------------------------
                                                   2004       Revenues       2003       Revenues        $            %
                                                   ----       --------       ----       --------  -----------        -----
Revenues
     Brake Parts, Net                            $ 20,310         87.0%    $ 11,788         78.5%    $  8,522         72.3%
     Wholesale Products                             3,038         13.0%       3,229         21.5%        (191)        -5.9%
                                                 --------        -----     --------        -----     --------         ----
                                                 $ 23,348        100.0%    $ 15,017        100.0%    $  8,331         55.5%

Cost of sales
     Brake Parts, Net                              18,184         89.5%      10,394         88.2%       7,790         74.9%
     Wholesale Products                             2,590         85.3%       2,875         89.0%        (285)        -9.9%
                                                 --------        -----     --------        -----     --------         ----
                                                   20,774         89.0%      13,269         88.4%       7,505         56.6%

                                                 --------        -----     --------        -----     --------         ----
GROSS PROFIT                                        2,574         11.0%       1,748         11.6%         826         47.3%

Selling,general &
administrative expenses                             4,225         18.1%       2,491         16.6%       1,734         69.6%
                                                 --------        -----     --------        -----     --------         ----
LOSS FROM OPERATIONS                                0,651)        -7.1%        (743)        -4.9%        (908)       122.2%
Other income (expense)
      Interest expense                               (514)        -2.2%        (239)        -1.6%        (275)       115.1%
      Other                                             7          0.0%           8          0.1%          (1)       -12.5%
                                                 --------        -----     --------        -----     --------         ----
                                                     (507)        -2.2%        (231)        -1.5%        (276)        54.4%
(LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                 (2,158)        -9.2%        (974)        -6.5%      (1,184)       121.6%

Income Taxes                                            -          0.0%           -          0.0%           -           NM
                                                 --------        -----     --------        -----     --------         ----
NET (LOSS) BEFORE EXTRAORDINARY
ITEM                                               (2,158)        -9.2%        (974)        -6.5%      (1,184)       121.6%

Extraordinary gain (net of income taxes of $0)      9,886         42.3%           0          0.0%       9,886           NM
                                                 --------        -----     --------        -----     --------         ----
NET INCOME/(LOSS)                                $  7,728         33.1%    $   (974)        -6.5%       8,702        893.4%
                                                 --------        -----     --------        -----     --------         ----

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

Other expense for the three months ended March 31, 2004 increased $275,000 to $714,000 from $231,000 for the same period of 2003. This increase is a result of an increase in interest expense on higher indebtedness.

Extraordinary gain for the three months ended March 31, 2004 of $9,886,000 represents the excess of the fair value of the assets of the Autospecialty division of the Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc. over the cost paid for these assets.

Net income for the three months ended March 31, 2004 was $7,728,000 compared to a net loss of $974,000 for the same period in 2003, an increase of $8,702,000. The increase in net income is attributed to the extraordinary gain related to the excess of the fair value of the assets of the Autospecialty division of the Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc. over the cost paid for these assets of $9,886,000 and increased gross margin on higher sales of $826,000 offset by increased selling, general and administrative expenses of $1,734,000 and increased interest expense on higher indebtedness of $275,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities for the three months ended March 31, 2004 was $880,887 which was primarily due to (a) net income for the period of $7,728,480, (b) reduction in inventories of $2,345,663, (c) net increase in accounts payable and accrued expenses of $122,177, (d) non-cash items consisting of depreciation and amortization of $567,967, and (e) a decrease in other assets of $11,016, offset by (f) non-cash gain on the valuation of assets purchased from Kelsey-Hayes of $9,886,328, (g) a increase in net trade accounts receivable of $1,391,781, and (h) an increase in prepaid expenses of $378,081.

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

The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At March 31, 2004, the Company would not have been in compliance with the financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA); however, Congress has granted a waiver of the covenant violation.

The Company expects to continue to finance its operations through cash flow generated from operations, borrowings under the Company's bank lines of credit and credit from its suppliers.

Future contractual obligations of the Company are as follows:

                                                      PAYMENTS DUE BY PERIOD
                           --------------------------------------------------------------------------
CONTRACTUAL                                        NEXT 12                                   AFTER
OBLIGATIONS                   TOTAL                MONTHS              1-3 YEARS            4 YEARS
-----------
Revolving Loan             $22,864,963           $        -          $22,864,963
Convertible notes          $ 6,631,882            1,636,364            4,995,518                    -
Subordinated debt          $   816,349              132,229              684,120
Capital leases             $    84,665               50,889               33,776
Operating leases           $10,513,512            3,060,592            5,527,020            1,925,900

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

RISK FACTORS

CONVERTIBLE NOTE FINANCING. We have entered into a series of unsecured convertible notes with Global Capital Funding Group, L.P. and affiliates (Global) in the original principal amounts of $1,550,000 on July 3, 2003, $1,200,000 on November 26, 2003 and $300,000 on January 15, 2004. In addition, we entered into two secured convertible notes with Laurus Master Fund, Ltd (Laurus) in the original principal amounts of $2,500,000 on October 31, 2003 and $2,000,000 on January 9, 2004, the terms of which are all described in greater detail the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2004.

All of the convertible notes provide the holder a voluntary right to convert principal and interest that is due under certain circumstances into common stock. The loan agreements for the various convertible notes obligate the Company to file a registration statement registering the shares into which the various notes could possibly be converted (which it has done) and to maintain the effectiveness of such registration statement for the applicable periods under which the notes have conversion rights. This includes the obligation to remain current with respect to its required filings under the Securities Exchange Act of 1934. Failure to meet these covenants would constitute an event of default under the applicable loan agreements and provide the respective lenders the right to seek to accelerate the loans and assess additional interest and penalties. In addition, all of the notes have cross default provisions, and the notes with Laurus are secured by a first lien on the Company's fixed assets. Accordingly, the Company has an obligation to continue to maintain the effectiveness of the registration statement it has filed for the shares underlying such notes. While the Company believes it has met these requirements to date and will continue to meet these requirements, should it be determined that it has failed or in the future fails to meet the necessary requirements, this could result in acceleration of the convertible loans and, due to the cross default provisions, all other loans of the Company including the Company's primary credit facility with Congress Financial Corporation. Additionally, to the extent that the loans are secured, the lenders could exercise their rights to foreclose on the collateral securing the loans. If it were determined that the Company was in default on its loans and the lenders were successful in foreclosing on the loans, then the Company would be required to find alternate financing to repay the loans. If the Company could not obtain such alternate financing, the Company would not have sufficient cash and assets to continue operations.

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

As of the date of this Report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the date of such evaluation, these officers have concluded that as a result of the occurrence of the events described herein under "Explanatory Note" regarding the reclassification of the gain, there may have been a material weakness in our internal controls over financial reporting. This matter has been disclosed to our Audit Committee and independent registered public accountant. We are implementing corrective measures to correct these weaknesses to prevent errors from occurring in future periods.

PART II OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE TO THE COMPANY IN THIS REPORT.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number       Description of Document
--------------       -----------------------
    10.1             Revolving Credit Agreement with Congress Financial Corporation
    31.1             Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2             Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32              Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002
     99              Computation of Earnings Per Share

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

                                 UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                 /s/ ARVIN SCOTT
                                 ---------------
Date: December 23, 2004          Arvin Scott, Chief Executive Officer, President
                                 (Principal Executive Officer)

                                 /s/ ROBERT W. ZIMMER
                                 --------------------
Date: December 23, 2004          Robert W. Zimmer, Chief Financial Officer
                                 (Principal Financial Officer)