Form 10-Q/A
period 2004-06-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-12-23
CIK 931457

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

                           11859 South Central Avenue
                              Alsip, Illinois 60803
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

   Explanatory Note                                                                              3

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  June 30, 2004 (Unaudited) and December 31, 2003                                4

         Consolidated Statements of Operations
                  (Unaudited) - for the six months ended
                  June 30, 2004 and 2003                                                         5

         Consolidated Statements of Cash Flows
                  (Unaudited) - for the six months ended
                  June 30, 2004 and 2003                                                         6

         Notes to Condensed Financial Statements (Unaudited)                                     7 - 9

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          10 - 14

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                             15

  Item 4.  Controls and Procedures                                                               15

PART II.  OTHER INFORMATION

   Items 1, 3 and 5 are not applicable to the Company in this report                             16

   Item 4 - Submission of Matters to a Vote of Security Holders                                  16

   Item 6 - Exhibits and Reports on Form 8-K                                                     16

   Signatures                                                                                    17

EXHIBIT 31 Certification of Chief Executive Officer                                              18

EXHIBIT 31 Certification of Chief Financial Officer                                              19

EXHIBIT 32 Certification of Chief Executive Officer and Chief Financial Officer                  20

EXHIBIT 99 Computation of Earnings Per Share                                                     21

AMENDMENT NO. 1

                                EXPLANATORY NOTE

      We are filing this Form 10-Q/A (Amendment No. 1) to reclassify the gain on valuation of assets purchased in the quarter ended March 31, 2004 (an amount equal to $9,886,328) from "other expense:/(income)" to an "extraordinary item." Although the original classification occurred in the quarter ended March 31, 2004, this gain is also reflected in our Consolidated Statements of Operations for the six months ended June 30, 2004. This reclassification of the gain does not change our overall income or our net worth for the six months ended June 30, 2004, but does impact the classification of the income for the six months ended June 30, 2004. The reclassification also will affect our earnings per share as reflected herein.

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

      As a result of the reclassification, we would have been in violation of our earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in the revolving line of credit agreement (the "Credit Agreement") with our principal lender, Congress Financial Corporation (the "Lender"); however, we have obtained a waiver of this covenant violation from the Lender and entered into an amendment to the Credit Agreement which among other things, revises this EBITDA covenant.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30, 2004    December 31, 2003
                                                                                   -------------    -----------------
                                                                                    (Unaudited)
                                      Assets
Current assets:
Cash                                                                               $    793,875       $    605,211
Accounts receivable - trade, net                                                     20,415,284          9,724,502
Inventories                                                                          33,926,000         14,875,045
Deferred income taxes                                                                   240,000            240,000
Prepaid expenses and other current assets                                               465,640            133,218
                                                                                   ------------       ------------
                                                                                     55,840,799         25,577,976
                                                                                   ------------       ------------
Property and equipment , net                                                          4,177,341          3,913,867
                                                                                   ------------       ------------
Other assets:
Goodwill                                                                                480,498            480,498
Due from employees                                                                       40,250             40,250
Deferred financing costs, net                                                         2,101,171          1,932,179
Other assets                                                                            289,617            605,586
                                                                                   ------------       ------------
                                                                                      2,911,536          3,058,513
                                                                                   ------------       ------------
                                                                                   $ 62,929,676       $ 32,550,356
                                                                                   ============       ============
                       Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable - trade                                                           $ 16,022,357       $  9,814,785
Accrued expenses and other current liabilities                                        9,099,559          2,417,821
Long-term indebtedness , current portion                                                 27,077             81,430
Convertible note, current portion                                                     1,636,388            909,091
Subordinated debenture, current portion                                                 201,182             60,000
                                                                                   ------------       ------------
                                                                                     26,986,563         13,283,127
                                                                                   ------------       ------------
Long-term liabilities:
Revolving line of credit                                                             21,569,016         11,997,526
Long-term indebtedness, non-current portion                                              30,825             37,234
Convertible note, non-current portion                                                 4,081,328          3,868,265
Subordinated debenture, non-current portion                                             600,000            773,120
                                                                                   ------------       ------------
                                                                                     26,281,169         16,676,145
                                                                                   ------------       ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares, $.01 par value, 201,438 shares of
  Series A and 100,000 shares of Series B issued and outstanding)                         3,014              3,014
Common stock (authorized 50,000,000 shares, $.01 par value, 11,783,693 and
  8,948,097 shares issued and outstanding as of June 30, 2004 and December 31,
  2003)                                                                                 117,879             89,481
Additional paid-in-capital                                                           19,554,400         16,912,641
Accumulated deficit                                                                  (9,469,795)       (13,885,621)
Accumulated other comprehensive loss                                                   (503,904)          (479,781)
Stock subscription receivable                                                           (39,650)           (48,650)
                                                                                   ------------       ------------
                                                                                      9,661,944          2,591,084
                                                                                   ------------       ------------
                                                                                   $ 62,929,676       $ 32,550,356
                                                                                   ============       ============

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                         -----------------------------     -----------------------------
                                                             2004             2003            2004              2003
                                                         ------------     ------------     ------------     ------------
Net sales                                                $ 25,888,576     $ 17,838,657     $ 49,236,323     $ 32,855,567
Cost of sales                                              23,614,774       15,203,203       44,388,974       28,471,974
                                                         ------------     ------------     ------------     ------------
Gross profit                                                2,273,802        2,635,454        4,847,349        4,383,593
Selling, general, and administrative expenses               4,994,806        2,374,812        9,219,378        4,866,374
                                                         ------------     ------------     ------------     ------------
Income (loss) from operations                              (2,721,004)         260,642       (4,372,029)        (482,781)
Other expense:
   Interest expense                                           597,163          249,247        1,111,072          488,088
   Other (income)                                              (3,688)          (3,688)         (12,603)         (11,482)
                                                         ------------     ------------     ------------     ------------
                                                              593,475          245,559        1,098,469          476,606
                                                         ------------     ------------     ------------     ------------

Income (loss) before provision for income taxes
  and extraordinary item                                   (3,314,479)          15,083       (5,470,498)        (959,387)

Income tax provision                                                0                0                0                0
                                                         ------------     ------------     ------------     ------------
Income (loss) before extraordinary item                    (3,314,479)          15,083       (5,470,498)        (959,387)

Extraordinary gain (net of income taxes of $0)                      -                -        9,886,328

                                                         ------------     ------------     ------------     ------------
Net income (loss)                                        $ (3,314,479)    $     15,083     $  4,415,830     $   (959,387)
                                                         ============     ============     ============     ============

Comprehensive income (loss):
Net income (loss)                                        $ (3,314,479)    $     15,083     $  4,415,830     $   (959,387)
   Other comprehensive income (loss),
   Foreign currency translation adjustment                    (12,140)         290,571          (24,123)         358,389
                                                         ------------     ------------     ------------     ------------
Comprehensive income (loss)                              $ (3,326,619)    $    305,654     $  4,391,707     $   (600,998)
                                                         ============     ============     ============     ============

Earnings (Loss) per share:
Basic
  (Loss) income before extraordinary gain                $      (0.31)    $       0.00     $      (0.51)    $      (0.12)
  Extraordinary gain                                                -                -             0.92                -
                                                         ------------     ------------     ------------     ------------
                                                         $      (0.31)    $       0.00     $       0.41     $      (0.12)
                                                         ============     ============     ============     ============

Diluted
  (Loss) income before extraordinary gain                $      (0.31)    $       0.00     $      (0.40)    $      (0.12)
  Extraordinary gain                                                -                -             0.72                -
                                                         ------------     ------------     ------------     ------------
                                                         $      (0.31)    $       0.00     $       0.32     $      (0.12)
                                                         ============     ============     ============     ============

Weighted average number of common shares outstanding:
Basic                                                      10,705,778        8,224,949       10,705,778        8,224,949
Common stock equivalents resulting from
  Conversion of preferred stock                                     -        3,014,380        3,014,380                -
  Conversion of warrants and options                                -          964,962           86,741                -
                                                         ------------     ------------     ------------     ------------
Diluted                                                    10,705,778       12,204,291       13,806,899        8,224,949
                                                           ==========       ==========       ==========        =========

The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended June 30,
                                                              ----------------------------
                                                                 2004              2003
                                                              ------------     -----------
Cash flows from operating activities:
Net income (loss)                                             $  4,415,830     $  (959,387)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                 1,144,755         572,464
   Provision for bad debts                                         818,070         169,097
   Extraordinary gain                                           (9,886,328)              -
   Other, net                                                        9,000           7,500
   Changes in operating assets and liabilities:
    Accounts receivable, trade                                  (5,689,925)     (2,627,028)
    Inventories                                                  6,263,231       3,558,169
    Prepaid expenses and other current assets                     (299,745)       (246,625)
    Other assets                                                   (38,386)              -
    Accounts payable, trade                                      2,840,445         (12,361)
    Accrued expenses and other current liabilities                 733,788         106,415
                                                              ------------     -----------
Net cash provided by operating activities                          310,735         568,244

Cash flows for investing activities:
   Advances on notes receivable, net                                     -           9,423
   Purchase of certain assets of Kelsey-Hays Company           (11,571,008)
   Purchase of property and equipment                             (661,603)       (166,937)
                                                              ------------     -----------
Net cash used in investing activities                          (12,232,611)       (157,514)

Cash flows from financing activities:
   Net increase (decrease) in revolving loan indebtedness        9,571,490        (410,198)
   Net Principal payments on notes payable and
    subordinated debt                                              (92,699)       (219,317)
   Proceeds from issuance of convertible notes, net                270,715               -
   Proceeds from conversion of warrants and options              2,385,157               -
                                                              ------------     -----------
Net cash (used in) provided by financing activities             12,134,663        (629,515)

Effect of exchange rate changes on cash                            (24,123)        (12,562)
                                                              ------------     -----------
Net decrease in cash                                               188,664        (231,347)
Cash, beginning of period                                          605,211         237,600
                                                              ------------     -----------
Cash, end of period                                           $    793,875     $     6,253
                                                              ============     ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                     $    513,162     $   531,929
                                                              ============     ===========
   Cash paid for income taxes                                 $          -     $     7,403
                                                              ============     ===========

Supplemental disclosure of non-cash  financing activities:
   Issuance of warrants in connection with convertible
    notes                                                     $    167,047               -
                                                              ============     ===========
   Conversion of convertible notes into common stock          $  1,181,359               -
                                                              ============     ===========
   Issuance of common stock for interest due on
    convertible notes                                         $    126,068               -
                                                              ============     ===========

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

The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At June 30, 2004, the Company would not have been in compliance with the financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA); however, the Company has obtained a waiver of this covenant violation from Congress.

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

Further details of the acquisition (in thousands of dollars) as are follows:

Tangible assets acquired                         $ 31,141
Liabilities assumed                                (8,630)
Reserve recorded                                     (700)
                                                 --------
                                                   21,811

Purchase price                                     11,925
                                                 --------
Excess of fair value of the net assets
 received over amount paid                       $  9,886
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

In conjunction with recording the acquisition using the purchase method of accounting, the assets acquired and liabilities assumed have different bases for income tax purposes. It is expected that the extraordinary gain not be taxable for income tax purposes until the underlying assets acquired are sold. The extraordinary gain contributed to a realized net income for the period ended June 30, 2004. There was no recorded income tax provision for the period ended June 30, 2004, nor was a deferred tax liability recorded, because the Company has net operating loss carryforwards that are expected to reduce any taxable income.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

                                                THREE MONTHS ENDING                  CHANGE FROM 2003 TO 2004
                                       JUNE 30,     % OF      JUNE 30,     % OF      ------------------------
                                         2004     REVENUES      2003     REVENUES           $          %
                                       --------   --------    --------   --------        -------    -------
Revenues
  Brake Parts, net                     $ 21,893      84.6%    $ 13,576     76.1%         $ 8,317       61.3%
  Wholesale Products                      3,996      15.4%       4,263     23.9%            (267)      -6.3%
                                       --------   -------     --------   ------          -------    -------
                                         25,889     100.0%      17,839    100.0%           8,050       45.1%

Cost of sales
  Brake Parts, net                       20,004      91.4%      11,425     84.2%           8,579       75.1%
  Wholesale Products                      3,611      90.4%       3,778     88.6%            (167)      -4.4%
                                       --------   -------     --------   ------          -------    -------
                                         23,615      91.2%      15,203     85.2%           8,412       55.3%

                                       --------   -------     --------   ------          -------    -------
GROSS PROFIT                              2,274       8.8%       2,636     14.8%            (362)     -13.7%

Selling, general &
administrative expenses                   4,995      19.3%       2,375     13.3%           2,620      110.3%
                                       --------   -------     --------   ------          -------    -------
(Loss) income from operations            (2,721)    -10.5%         261      1.5%          (2,982)   -1142.5%
Other income (expense)
  Interest expense                        (597)      -2.3%       (250)     -1.4%            (347)     138.8%
  Other                                       4       0.0%           4      0.0%               -        0.0%
                                       --------   -------     --------   ------          -------    -------
                                           (593)     -2.3%        (246)    -1.4%            (347)     141.1%

(Loss) before provision for income
taxes and extraordinary item             (3,314)    -12.8%          15      0.1%          (3,329)     NM

Income tax provision                          0       0.0%           0      0.0%               -      NM
                                       --------   -------     --------   ------          -------    -------
Net (loss) before extraordinary
  item                                   (3,314)    -12.8%          15      0.1%          (3,329)     NM
Extraordinary gain                            0       0.0%           0      0.0%               -      NM
                                       --------   -------     --------   ------          -------    -------
NET (LOSS) INCOME                      $ (3,314)    -12.8%    $     15      0.1%         $(3,329)     NM
                                       ========   =======     ========   ======          =======    =======

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

                                                                          Six months ending
                                                             -----------------------------------------    Change from 2003 to 2004
                                                              June 30     % of      June 30     % of      ------------------------
                                                               2004     Revenues     2003     Revenues           $           %
                                                               ----     --------     ----     --------       ---------    ------
Revenues
    Brake Parts, Net                                         $  42,202    85.7%    $  25,364    77.2%        $  16,838     66.4%
    Wholesale Products                                           7,034    14.3%        7,492    22.8%             (458)    -6.1%
                                                             ---------   -----     ---------   -----         ---------    -----
                                                             $  49,236   100.0%    $  32,856   100.0%        $  16,380     49.9%

Cost of sales
    Brake Parts, Net                                            38,188    90.5%       21,819    86.0%           16,369     75.0%
    Wholesale Products                                           6,201    88.2%        6,653    88.8%             (452)    -6.8%
                                                             ---------   -----     ---------   -----         ---------    -----
                                                                44,389    90.2%       28,472    86.7%           15,917     55.9%
                                                             ---------   -----     ---------   -----         ---------    -----
GROSS PROFIT                                                     4,847     9.8%        4,384    13.3%              463     10.6%

Selling,general &
administrative expenses                                          9,219    18.7%        4,866    14.8%            4,353     89.5%
                                                             ---------   -----     ---------   -----         ---------    -----
LOSS FROM OPERATIONS                                            (4,372)   -8.9%         (482)   -1.5%           (3,890)   807.1%
Other income (expense)
    Interest expense                                            (1,111)   -2.3%         (488)   -1.5%             (623)   127.7%
    Other                                                           13     0.0%           11     0.0%                2     18.2%
                                                             ---------   -----     ---------   -----         ---------    -----
                                                                (1,098)   -2.2%         (477)   -1.5%             (621)    56.6%

Income (loss) before provision for income taxes and
  extraordinary item                                            (5,470)  -11.1%         (959)   -2.9%           (4,511)   470.4%
Income Taxes                                                         -     0.0%            -     0.0%                -
                                                             ---------   -----     ---------   -----         ---------    -----
Income (loss) before extraordinary gain                      $  (5,470)  -11.1%    $    (959)   -2.9%        $  (4,511)   470.4%
Extraordinary gain (net of income taxes of $0)                   9,886    20.1%            -     0.0%            9,886      NM
                                                             ---------   -----     ---------   -----         ---------    -----
Net income (loss)                                            $   4,416     9.0%    $    (959)   -2.9%        $   5,375    470.4%
                                                             ---------   -----     ---------   -----         ---------    -----

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

Other expense for the six months ended June 30, 2004 increased $621 to $1,098 as compared to $477 in the same period of 2003. This increase is primarily a result of increased interest expense of $623 on higher debt levels.

Extraordinary gain for the six months ended June 30, 2004 of $9,886 represents the excess of the fair value of the assets of the Autospecialty division of the Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc over the cost of these net assets.

Net income for the six months ended June 30, 2004 was $4,416 compared to a net loss of $959 for the same period in 2003, an increase of $5,375. This increase is attributed to the extraordinary gain of $9,886 offset by decrease in operating income of $3,890 and an increase in interest expense and other income of $621.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2004 was $310,735 which was primarily due to (a) net income for the period of $4,415,830, (b) reduction in inventories of $6,263,231, (c) net increase in accounts payable and accrued expenses of $3,574,233, (d) non-cash items consisting of depreciation, amortization and provision for bad debts of $1,962,825, and (e) a decrease in other assets of $9,000, offset by (f) non-cash gain on the valuation of assets purchased from Kelsey-Hayes of $9,886,328, (g) a increase in net trade accounts receivable of $5,689,925, and (h) an increase in prepaid expenses and other assets of $338,131.

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

The Congress agreement contains certain limitations on dividends and capital expenditures and requires the Company to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At June 30, 2004, the Company would not have been in compliance with the financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA); however, the Company obtained a waiver of this covenant violation from Congress.

We expect to continue to finance our operations through cash flow generated from operations, borrowings under our bank lines of credit and credit from our suppliers.

Future contractual obligations of the Company are as follows:

                                    PAYMENTS DUE BY PERIOD
                     ------------------------------------------------------
CONTRACTUAL                           NEXT 12                       AFTER
OBLIGATIONS              TOTAL        MONTHS       1-3 YEARS       4 YEARS
Revolving Loan       $21,569,016    $        -    $21,569,016    $        -
Convertible notes    $ 5,717,716     1,636,388      4,081,328             -
Subordinated debt    $   816,349       216,349        600,000             -
Capital leases       $    57,902        27,077         30,825             -
Operating leases     $ 9,723,587     2,875,530      5,059,107     1,788,950

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

As of the date of this Report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the date of such evaluation, these officers have concluded that as a result of the occurrence of the events described herein under "Explanatory Note" regarding the reclassification of the extraordinary gain, there may have been a material weakness in our internal controls over financial reporting. The existence of these items has been disclosed to our Audit Committee and independent registered public accountants. We are implementing corrective measures to correct these weaknesses to prevent errors from occurring in future periods.

PART II OTHER INFORMATION

Items 1, 3 and 5 are not applicable to the Company in this report.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The annual meeting of the Stockholders of the Company was held on June 22, 2004.

      (b) The following directors were elected at the annual meeting: Arvin Scott, M. Catherine Jaros, Dennis Kessler, Zemin Xu and Alan Zeffer.

      (c) The Stockholders voted to approve the Company's 2004 Long-Term Incentive Plan. The votes cast with respect to the 2004 Long-Term Incentive Plan and the election of the directors are as follows:

                                  VOTES CAST(1)

                                                                                                      BROKER
                                                   FOR            AGAINST          ABSTAIN          NON-VOTES
                                                   ---            -------          -------          ---------
2004 LONG-TERM INCENTIVE PLAN                   8,409,760        2,860,092            0               7,000

------------------
(1) Includes votes of Series A Preferred Stock and Series B Preferred Stock voting on an "as converted" basis, and allocated 2,014,380 and 1,000,000 votes, respectively, in addition to the 8,889,771 shares of common stock represented at the meeting.

                              ELECTION OF DIRECTORS

                                VOTES               VOTES
DIRECTOR                       RECEIVED           WITHHELD
--------                       --------           --------
Arvin Scott                    11,878,750          25,400
M. Catherine Jaros             11,879,851           6,300
Dennis Kessler                 11,879,851           6,300
Zemin Xu                       11,866,251          19,900
Alan Zeffer                    11,879,851           6,300

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number     Description of Document
--------------     -----------------------
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

                                 /s/ ROBERT W. ZIMMER
                                 -----------------------------------------------
Date: December 23, 2004          Robert W. Zimmer, Chief Financial Officer
                                 (Principal Financial & Accounting Officer)