Form 10-Q/A
period 2004-09-30
UNIVERSAL AUTOMOTIVE INDUSTRIES INC /DE/
filed 2004-12-23
CIK 931457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________
                         Commission file number 0-25198

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

The number of shares of issuer's Common Stock, par value $.01 per share, outstanding as of September 30, 2004 was 12,280,532 shares.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

                                TABLE OF CONTENTS

                                                                                               Page(s)
                                                                                               -------
PART I.  FINANCIAL INFORMATION

   Explanatory Note                                                                                 3

   Item 1. Financial Statements

         Consolidated Balance Sheets
                  September 30, 2004 (Unaudited) and December 31, 2003                              4

         Consolidated Statements of Operations
                  (Unaudited) - For the nine months ended
                  September 30, 2004 and 2003                                                       5

         Consolidated Statements of Cash Flows
                  (Unaudited) - For the nine months ended
                  September 30, 2004 and 2003                                                       6

         Notes to Condensed Financial Statements (Unaudited)                                      7-9

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                            9-14

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                               14

   Item 4.  Controls and Procedures                                                                15

PART II.  OTHER INFORMATION

   Items 1 thru 5 are not applicable to the Company in this report                                 15

   Item 6 - Exhibits and Reports on Form 8-K                                                       15

   Signatures                                                                                      16

EXHIBIT 31.1 Certificate of Chief Executive Officer                                                17

EXHIBIT 31.2 Certificate of Chief Financial Officer                                                18

EXHIBIT 32 Certificate of Chief Executive Officer and Chief Financial Officer                      19

EXHIBIT 99 Computation of Earnings Per Share                                                       20

AMENDMENT NO. 2

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A (Amendment No. 2) to reclassify the gain on valuation of assets purchased in the quarter ended March 31, 2004 (an amount equal to $9,886,328) from "other expense:/(income)" to an "extraordinary item." Although the original classification occurred in the quarter ended March 31, 2004, this gain is also reflected in our Consolidated Statements of Operations for the nine months ended September 30, 2004. This reclassification of the gain does not change our overall income or our net worth for the nine months ended September 30, 2004, but does impact the classification of the income for the nine months ended September 30, 2004. The reclassification also will affect our earnings per share as reflected herein.

Our Audit Committee has determined to reclassify the gain in response to a letter ("Letter") we received on December 18, 2004 from our independent registered public accountants, Blackman Kallick Bartelstein LLP ("Blackman"). The Letter advises us that our presentation of "gain on valuation of assets purchased" as "other expense:/(income)" in our Consolidated Statements of Operations for the nine months ended September 30, 2004 is not in conformity with U.S. generally accepted accounting principles. Blackman advises us that the proper presentation of the "gain on valuation of assets purchased" is as an "extraordinary item." Blackman further advises us that we presented the gain as "other expense:/(income)" in our Consolidated Statements of Operations for the quarters ended March 31, 2004 and June 30, 2004. Blackman did not serve as our independent registered public accountant for these quarters. We have determined to also restate the quarterly reports for these periods.

Additionally, we are filing this Form 10-Q/A (Amendment No. 2) to correct an error in our Form 10-Q/A (Amendment No. 1) which was filed on December 3, 2004. We filed a Form 10-Q/A (Amendment No. 1) to delete a statement included in Note 1 in the original Form 10-Q to the effect that Blackman had not completed its review of the Report on its filing date of November 19, 2004. We filed the Form 10-Q/A (Amendment No. 1) to delete this statement based on our receipt of a letter from Blackman dated November 30, 2004 (the "November 30 Letter"). The November 30 Letter stated that Blackman completed its review of the financial statements for the quarter ended September 30, 2004 in accordance with Statement on Auditing Standards No. 100, as amended, on the filing date. Pursuant to the Letter, in addition to the reclassification of the gain described above, Blackman advises us that the November 30 Letter was in error and that the November 30 Letter is withdrawn.

As a result of the reclassification, we would have been in violation of our earnings before interest, taxes, depreciation and amortization (EBITDA) covenant contained in the revolving line of credit agreement (the "Credit Agreement") with our principal lender, Congress Financial Corporation (the "Lender"); however, we have obtained a waiver of this covenant violation from the Lender and have entered into an amendment to the Credit Agreement which, among other things, revises this EBITDA covenant.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                              September 30, 2004   December 31, 2003
                                              ------------------   -----------------
                                                (Unaudited)
                  Assets
Current assets:
Cash                                            $  2,910,023         $    605,211
Accounts receivable - trade, net                  21,293,006            9,724,502
Inventories                                       32,303,957           14,875,045
Deferred income taxes                                240,000              240,000
Prepaid expenses and other current assets            794,772              133,218
                                                ------------         ------------
                                                  57,541,758           25,577,976
                                                ------------         ------------
Property and equipment, net                        4,037,562            3,913,867
                                                ------------         ------------
Other assets:
Goodwill                                             480,498              480,498
Due from employees                                    40,250               40,250
Deferred financing costs, net                      1,613,536            1,932,179
Other assets                                         288,244              605,586
                                                ------------         ------------
                                                   2,422,528            3,058,513
                                                ------------         ------------
                                                $ 64,001,848         $ 32,550,356
                                                ============         ============
   Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade                         $ 18,470,756         $  9,814,785
Accrued expenses and other current
liabilities                                        8,257,140            2,417,821
Long-term indebtedness, current portion               16,925               81,430
Convertible note, current portion                  2,819,455              909,091
Subordinated debenture, current portion              786,016               60,000
                                                ------------         ------------
                                                  30,350,292           13,283,127
                                                ------------         ------------
Long-term liabilities:
Revolving line of credit                        $ 24,159,282         $ 11,997,526
Long-term indebtedness, non-current
portion                                               28,301               37,234
Convertible note, non-current portion              2,852,505            3,868,265
Subordinated debenture,  non-current portion               0              773,120
                                                ------------         ------------
                                                  27,040,088           16,676,145
                                                ------------         ------------
Stockholders' equity:
Preferred stock (authorized 2,000,000 shares,          3,014                3,014
$.01 par  value, 201,438 shares
of Series A and 100,000 shares of Series
B issued and outstanding)
Common stock (authorized 50,000,000 shares,          122,805               89,481
$.01 par  value, 12,280,532
shares issued and  outstanding at
September 30, 2004 and 8,948,097 at
December 31, 2003)
Additional paid-in-capital                        19,697,753           16,912,641

Accumulated deficit                              (12,659,533)         (13,885,621)

Accumulated other comprehensive loss                (517,421)            (479,781)

Stock subscription receivable                        (35,150)             (48,650)
                                                ------------         ------------
                                                   6,611,468            2,591,084
                                                ------------         ------------
                                                $ 64,001,848         $ 32,550,356
                                                ============         ============

    The accompanying notes are an integral part of the financial statements.

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                                              2004               2003               2004                2003
                                                         ---------------    ---------------    ---------------    ---------------
Net sales                                                $   26,674,735     $   14,083,051     $   75,911,058     $   46,938,618
Cost of sales                                                24,478,257         12,176,229         68,867,231         40,648,203
                                                         --------------     --------------     --------------     --------------
Gross profit                                                  2,196,478          1,906,822          7,043,827          6,290,415
Selling, general, and administrative expenses                 4,558,196          2,457,024         13,777,574          7,323,398
                                                         --------------     --------------     --------------     --------------
Income (loss) from operations                                (2,361,718)          (550,202)        (6,733,747)        (1,032,983)
Other expense:/(income)
     Interest expense                                           825,812            284,816          1,936,884            772,904
     Other                                                        2,208            (22,801)           (10,395)           (34,283)
                                                         --------------     --------------     --------------     --------------
                                                                828,020            262,015          1,926,489            738,621
                                                         --------------     --------------     --------------     --------------
Income (loss) before provision for income
taxes and extraordinary item                                 (3,189,738)          (812,217)        (8,660,236)        (1,771,604)
Income tax provision                                                  0                  0                  0                  0
                                                         --------------     --------------     --------------     --------------
Income (loss) before extraordinary item                  $   (3,189,738)    $     (812,217)    $   (8,660,236)    $   (1,771,604)
Extraordinary item
Extraordinary gain (less applicable income
taxes of $0)  ( Note 6)                                               0                  0          9,886,328                  0
                                                         --------------     --------------     --------------     --------------
Net income (loss)                                        $   (3,189,738)    $     (812,217)    $    1,226,092     $   (1,771,604)
                                                         ==============     ==============     ==============     ==============
Comprehensive income (loss) :
Net income (loss)                                        $   (3,189,738)    $     (812,217)    $    1,226,092     $   (1,771,604)
     Other comprehensive income (loss),
     Foreign currency translation adjustments                   (13,517)           (49,549)           (37,640)           308,840
                                                         --------------     --------------     --------------     --------------
Comprehensive income (loss)                              $   (3,203,255)    $     (861,766)    $    1,188,452     $   (1,462,764)
                                                         ==============     ==============     ==============     ==============
Earnings (Loss) per share:
Basic
       (Loss) before extraordinary item                  $        (0.26)    $        (0.10)    $        (0.77)    $        (0.21)
       Extraordinary gain                                          0.00               0.00               0.88               0.00
                                                         --------------     --------------     --------------     --------------
                                                         $        (0.26)    $        (0.10)    $         0.11     $        (0.21)
                                                         ==============     ==============     ==============     ==============
Diluted
       (Loss) before extraordinary item                  $        (0.26)    $        (0.10)    $        (0.59)    $        (0.21)
       Extraordinary gain                                          0.00               0.00               0.67               0.00
                                                         --------------     --------------     --------------     --------------
                                                         $        (0.26)    $        (0.10)    $         0.08     $        (0.21)
                                                         ==============     ==============     ==============     ==============
Weighted average number of common shares outstanding:
Basic                                                        12,238,122          8,437,589         11,197,572          8,296,608
Common stock equivalents resulting from
Conversion of preferred stock                                         0                  0          3,475,297                  0
                                                         --------------     --------------     --------------     --------------
Diluted                                                      12,238,122          8,437,589         14,672,869          8,296,608
                                                         ==============     ==============     ==============     ==============


    The accompanying notes are an integral part of the financial statements.

                           UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                        Nine Months Ended September 30,
                                                                       --------------------------------
                                                                            2004             2003
                                                                        -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                       $  1,226,092     $ (1,771,604)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation and amortization                                         1,935,922          885,192
     Provision for bad debts                                                 925,592          245,571
     Extraordinary gain                                                   (9,886,328)               0
      Other, net                                                              13,500          (25,000)
Changes in operating assets and liabilities:
     Accounts receivable, trade                                           (7,034,184)         426,376
     Inventories                                                           7,426,556        3,241,782
     Prepaid expenses and other current assets                              (671,738)        (525,759)
     Accounts payable, trade                                               6,106,577         (149,230)
     Accrued expenses and other current liabilities                           73,380          268,164
                                                                        ------------     ------------
Net cash provided by operating activities                                    115,369        2,595,492
Cash flows for investing activities:
     Payments on notes receivable                                                  0            5,500
     Purchase of certain assets of Kelsey-Hayes Company                  (11,571,008)               0
     Purchase of property and equipment                                     (842,455)        (337,244)
                                                                        ------------     ------------
Net cash used in investing activities                                    (12,413,463)        (331,744)
Cash flows from financing activities:
     Net increase (decrease) in revolving loan indebtedness               12,161,756       (3,514,002)
     Payments on notes payable and subordinated debt                        (134,850)        (329,202)
     Proceeds from convertible debt                                        1,743,700        1,240,000
     Proceeds from excercise of options                                      869,940          167,925
                                                                        ------------     ------------
Net cash (used in) provided by financing activities                       14,640,546       (2,435,279)
Effect of exchange rate changes on cash                                      (37,640)          44,074
                                                                        ------------     ------------
Net increase/(decrease) in cash                                            2,304,812         (127,457)
Cash, beginning of period                                                    605,211          237,600
                                                                        ------------     ------------
Cash, end of period                                                     $  2,910,023     $    110,143
                                                                        ============     ============
Supplemental disclosures of cash flow information:
     Cash paid for interest                                             $    931,237     $    841,695
                                                                        ============     ============
     Cash paid for income taxes                                         $          0     $          0
                                                                        ============     ============
Supplemental disclosure of non-cash financing activities:
     Issuance of warrants in connection with convertible notes          $    167,047     $    305,336
                                                                        ============     ============
     Conversion of convertible notes into common stock                  $  1,565,455     $          0
                                                                        ============     ============
     Issuance of common stock for interest due on convertible  notes    $    105,689     $          0
                                                                        ============     ============

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
                        ============              ============

4. CONGRESS FINANCIAL INDEBTEDNESS

On January 12, 2004, we entered into a revolving line-of-credit agreement with Congress Financial Corporation ("Congress") replacing our line of credit with LaSalle National Bank, N.A. The maximum available amount of the revolving line-of-credit is $35,000,000 based on eligible accounts receivable and inventory and is fully secured by a first lien on the inventory and our accounts receivable. The revolving line-of-credit has a term ending January 12, 2007 and an interest rate of prime plus .50% per annum. The line is subject to an ongoing option to convert to LIBOR plus 2.75% per annum.

The Congress Credit Agreement contains certain limitations on dividends and capital expenditures and requires us to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At September 30, 2004, we would not have been in compliance with the financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA); however, we have received a waiver of the covenant violation from Congress.

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

6. ACQUISITION OF CERTAIN ASSETS OF KELSEY-HAYES COMPANY

On January 12, 2004 we purchased substantially all the assets of the Autospecialty division of Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc ("Autospecialty"), for a total cost, including transaction fees and expenses, of approximately $11,925,000 plus the assumption of certain liabilities as set forth in the Purchase Agreement dated December 23, 2003 between the Company and TRW Automotive, Inc. The purchase price is subject to certain adjustments based upon the future collection of trade accounts receivable. Negative goodwill recorded in conjunction with the acquisition transaction included an approximate $9.9 million extraordinary non-cash gain reflected in our Statement of Operations for the quarter ended March 31, 2004.

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

In conjunction with recording the acquisition using the purchase method of accounting, the assets acquired and liabilities assumed have different bases for income tax purposes. It is expected that the extraordinary gain would not be taxable for income tax purposes until the underlying assets acquired are sold. The extraordinary gain resulting from the excess of fair value received over the amount paid substantially contributed to the realized net income for the period ended September 30, 2004. There was no recorded income tax provision for the period ended September 30, 2004, nor was a deferred tax liability recorded, because we have net operating loss carryforwards that are expected to reduce any taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q/A (Amendment No. 2) constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Examples of factors which could affect the Company's performance are set forth elsewhere in this Form 10-Q/A (Amendment No. 2) and in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2004 under the heading "Risk Factors."

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

RESULTS OF OPERATIONS

The financial information reported under this section, "Results of Operations," is reported in thousands of dollars.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

                                                   Three Months Ending
                                      ---------------------------------------------------   Change from 2003 to 2004
                                       Sept 30          % of         Sept 30      % of      ------------------------
                                        2004          Revenues         2003      Revenues          $           %
                                      ---------       ---------     ----------   --------   -------------   --------
Revenues
      Brake Parts, Net                $  23,247         87.1%       $  10,897      77.4%       $  12,350      113.3%
      Wholesale Products                  3,428         12.9%           3,186      22.6%             242        7.6%
                                      ---------        -----        ---------     -----        ---------     ------
                                      $  26,675        100.0%       $  14,083     100.0%       $  12,592       89.4%
Cost of sales
      Brake Parts, Net                   21,355         91.9%           9,424      86.5%          11,931      126.6%
      Wholesale Products                  3,123         91.1%           2,753      86.4%             370       13.4%
                                      ---------        -----        ---------     -----        ---------     ------
                                         24,478         91.8%          12,177      86.5%          12,301      101.0%
                                      ---------        -----        ---------     -----        ---------     ------
GROSS PROFIT                              2,197          8.2%           1,906      13.5%             291       15.3%
Selling, general &
administrative expenses                   4,559         17.1%           2,457      17.4%           2,102       85.6%
                                      ---------        -----        ---------     -----        ---------     ------
LOSS FROM OPERATIONS                     (2,362)        -8.9%            (551)     -3.9%          (1,811)     328.7%
Other income  (expense)
      Interest expense                     (826)        -3.1%            (285)     -2.0%            (541)     189.8%
      Other                                  -2          0.0%              23       0.2%             (25)    -108.7%
                                      ---------        -----        ---------     -----        ---------     ------
                                           (828)        -3.1%            (262)     -1.9%            (566)      68.4%
INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                   (3,190)       -12.0%            (813)     -5.8%          (2,377)       NM
Income Taxes                                  -          0.0%               -       0.0%               -        NM
                                      ---------        -----        ---------     -----        ---------     ------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                    $  (3,190)       -12.0%       $    (813)     -5.8%       $  (2,377)       NM
Extraodinary gain (less
income taxes of $0)                           0            0%               0         0%               0        NM
                                      ---------        -----        ---------     -----        ---------     ------
NET INCOME (LOSS)                     $  (3,190)       -12.0%       $    (813)     -5.8%       $  (2,377)       NM
                                      =========        =====        =========     =====        =========     ======

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

Gross profit on higher brake parts sales volume                  $  2,343
Reduced underabsorption of fixed manufacturing overheads              266
Higher distribution expenses                                       (2,189)
Reduced gross margins on wholesale product sales                     (129)
                                                                 --------
Net increase in gross profit                                     $    291
                                                                 ========

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

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

                                                            Nine months ending
                                             ------------------------------------------------ Change from 2003 to 2004
                                             September 30   % of     September 30      % of    -----------------------
                                                 2004      Revenues       2003       Revenues       $              %
                                             ----------    --------  -----------     ---------   --------        -----
Revenues

  Brake Parts, Net                             $ 65,449       86.2%     $ 36,261         77.3%   $ 29,188         80.5%
  Wholesale Products                             10,462       13.8%       10,678         22.7%       (216)        -2.0%
                                               --------     ------      --------      -------    --------        -----
                                               $ 75,911      100.0%     $ 46,939        100.0%   $ 28,972         61.7%
  Cost of sales
  Brake Parts, Net                               59,543       91.0%       31,243         86.2%     28,300         90.6%
  Wholesale Products                              9,324       89.1%        9,406         88.1%        (82)        -0.9%
                                               --------     ------      --------      -------    --------        -----
                                                 68,867       90.7%       40,649         86.6%     28,218         69.4%
                                               --------     ------      --------      -------    --------        -----
GROSS PROFIT                                      7,044        9.3%        6,290         13.4%        754         12.0%
  Selling,general &
  administrative expenses                        13,778       18.2%        7,323         15.6%      6,455         88.1%
                                               --------     ------      --------      -------    --------        -----

LOSS FROM OPERATIONS                             (6,734)      -8.9%       (1,033)        -2.2%     (5,701)       551.9%
  Other income  (expense)
  Interest expenses                              (1,937)      -2.6%         (773)        -1.6%     (1,164)       150.6%
  Other                                              11        0.0%           34          0.1%        (23)       -67.6%
                                               --------     ------      --------      -------    --------        -----
                                                 (1,926)      -2.5%         (739)        -1.6%     (1,187)        61.6%
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                              (8,660)     -11.4%       (1,772)        -3.8%     (6,888)       388.7%

  Income Taxes                                        -        0.0%            -          0.0%          -

                                               --------     ------      --------      -------    --------        -----
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        $ (8,660)     -11.4%     $ (1,772)        -3.8%   $ (6,888)       388.7%

Extraordinary gain (less income taxes of $0)      9,886       13.0%            -          0.0%      9,886          NM

                                               --------     ------      --------      -------    --------        -----
NET INCOME (LOSS)                              $  1,226        1.6%     $ (1,772)        -3.8%   $  2,998        169.2%
                                               ========     ======      ========      =======    ========        =====

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

Gross profit on higher brake parts sales volume                                   $       6,000
Reduced underabsorption of fixed manufacturing overheads                                    338
Higher distribution expenses                                                             (5,449)
Reduced gross margins on wholesale product sales                                           (135)
                                                                                  -------------
Net increase in gross profit                                                      $         754
                                                                                  =============

Selling, general and administrative expenses of $13,788 or 18.2% of net sales for the nine months ended September 30, 2004 increased by $6,455 when compared to $7,323 or 15.6% of net sales for the same period in 2003. This increase was a result of costs associated with operations of the acquired Kelsey-

Hayes Company assets, increased freight costs on the higher sales levels and the amortization of certain expenses related to the issuance of warrants in 2003.

Loss from operations for the nine months ended September 30, 2004 increased $5,701 to $6,734 as compared to a loss of $1,033 in the same period of 2003. This increased loss relates to increased selling, general and administrative expenses of $6,455 offset by increased gross profit of $754.

Other expense for the nine months ended September 30, 2004 increased $1,187 to $1,926 as compared to $739 in the same period 2003. This increase is primarily a result of increased interest expense of $1,164 and other expense net of $23.

Extraordinary gain for the nine months ended September 30, 2004 of $9,886 represents the excess of the fair value of the assets of the Autospecialty division of the Kelsey-Hayes Company, a subsidiary of TRW Automotive, Inc over the cost paid for these assets.

Net income for the nine months ended September 30, 2004 was $1,226 compared to a net loss of $1,772 for the same period 2003, an increase of $2,998. This increase is attributed to the extraordinary gain of $9,886 offset by decreased operating income of $5,701 and an increase in interest expense and other income of $1,187.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities for the nine months ended September 30, 2004 was $115,369 which was primarily due to (a) net income of $1,226,091,
(b) a reduction in inventories of $7,426,556, (c) non-cash items consisting of depreciation, amortization and provision for bad debts of $2,861,514, (d) increase in accounts payable of $6,106,577, (e) increase in accrued expenses of $73,381 and (f) a decrease on other, net of $13,500 offset by (g) the non-cash extraordinary gain $9,886,328, (h) an increase in accounts receivable of $7,034,184 and (i) an increase in prepaid expenses and other assets of $671,738.

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

The Congress agreement contains certain limitations on dividends and capital expenditures and requires us to satisfy a financial test concerning earnings before interest, taxes, depreciation and amortization (EBITDA). At September 30, 2004, we would not have been in compliance with the financial test concerning EBITDA; however, we obtained a waiver of this covenant violation.

We expect to continue to finance our operations through cash flow generated from operations, borrowings under our bank lines of credit and obtaining credit from our suppliers, and possibly additional unsecured lines of credit.

Future contractual obligations of the Company are as follows:

                                       PAYMENTS DUE BY PERIOD AS OF 09/30/04
                                       -------------------------------------
CONTRACTUAL                                               NEXT                                     AFTER
OBLIGATIONS                           TOTAL            12 MONTHS             1-3 YEARS            4 YEARS
-----------                           -----            ---------             ---------            -------
Revolving loan                      $24,159,282         $        0          $24,159,282                  0
Subordinated debt                       786,016            786,016                    0                  0
Convertible Debt                      5,671,960          2,819,455            2,852,505                  0
Capital leases                           45,226             16,925               28,301                  0
Operating leases                      9,131,958          2,784,713            4,695,245          1,652,000
                                    -----------         ----------          -----------         ----------
Total                               $39,794,442         $6,407,109          $31,735,333         $1,652,000
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

As of the date of this Report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the date of such evaluation, these officers have concluded that as a result of the occurrence of the events described herein under "Explanatory Note" including the reclassification of the gain and the circumstances relating to the filing of the Form 10-Q, our disclosure controls and procedures may not have been effective with respect to such items, and the reclassification of the gain may reflect a material weakness in our internal controls over financial reporting. These matters have been disclosed to our Audit Committee and independent registered public accountant. We are implementing corrective measures to correct these weaknesses to prevent errors from occurring in future periods.

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

                      UNIVERSAL AUTOMOTIVE INDUSTRIES, INC.

                            /s/ ARVIN SCOTT
                            ----------------------------------------------------
Date: December 23, 2004     Arvin Scott, Chief Executive Officer, President
                            (Principal Executive Officer)

                            /s/ ROBERT W. ZIMMER
                            ----------------------------------------------------
                            Robert W. Zimmer, Chief Financial Officer
                            (Principal Financial Officer)